Form 10-Q
period 1995-03-31
PRIMA ENERGY CORP
filed 1995-05-04
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C.  20549

     FORM 10-Q

     [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

     Commission file number 0-9408

     PRIMA ENERGY CORPORATION
     (Exact name of Registrant as specified in its charter)

               Delaware                            84-1097578
      (State or other jurisdiction of  (I.R.S. Employer Identification No.)
        incorporation or organization)

     1801 Broadway, Suite 500, Denver CO    80202
      (Address of principal executive offices)       (Zip Code)

     (303) 297-2100
     (Registrant's telephone number, including area code)

     No Change
      (Former name, former address and former fiscal year, if changed from last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]    No [ ]

As of May 1, 1995 the Registrant had 3,880,396 shares of Common Stock, $0.015 Par Value, outstanding.







     PRIMA ENERGY CORPORATION


     INDEX


    Part I - Financial Information                                     Page

         Item 1.   Financial Statements

              Unaudited consolidated balance sheets . . . . . . . . .    3

              Unaudited consolidated statements of income . . . . . .    5

              Unaudited consolidated statements of cash flows . . . .    6

              Notes to unaudited consolidated financial statements . .   7

         Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . .   8


    Part II - Other Information


         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .   11

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   12



     PRIMA ENERGY CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)

     ASSETS


                                                     MARCH 31,  DECEMBER 31,
                                                       1995        1994
CURRENT ASSETS
Cash and cash equivalents........................  $  903,000  $ 1,558,000
Available for sale securities, at market.........     956,000      895,000
Receivables (net of allowance for doubtful
  accounts: 3/31/95, $46,000; 12/31/94, $49,000).   2,524,000    3,425,000
Tubular goods inventory..........................     409,000      478,000
Deferred tax asset...............................     165,000      174,000
Other............................................     324,000      254,000

      Total current assets.......................   5,281,000    6,784,000

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method.................  41,662,000   40,686,000
Less accumulated depreciation,
  depletion and amortization..................... (14,797,000) (13,672,000)

      Oil and gas properties - net...............  26,865,000   27,014,000

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment.......................   1,818,000    1,800,000
Furniture and equipment..........................     506,000      500,000
Field office, shop and land......................     339,000      300,000
                                                    2,663,000    2,600,000
Less accumulated depreciation....................  (1,519,000)  (1,437,000)

      Property and equipment - net...............   1,144,000    1,163,000

OTHER ASSETS
Cash, designated.................................     596,000      457,000
Other............................................     312,000      298,000

      Total other assets.........................     908,000      755,000

                                                  $34,198,000  $35,716,000




     See accompanying notes to unaudited consolidated financial statements.




     PRIMA ENERGY CORPORATION
     CONSOLIDATED BALANCE SHEETS (cont'd.)
     (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     MARCH 31,  DECEMBER 31,
                                                       1995        1994
CURRENT LIABILITIES
Accounts payable.................................  $  311,000  $ 3,110,000
Amounts payable to oil and gas property owners...   1,114,000    1,364,000
Production taxes payable.........................   1,121,000    1,109,000
Accrued and other liabilities....................     369,000      353,000

      Total current liabilities..................   2,915,000    5,936,000


NOTE PAYABLE - BANK..............................     600,000    1,000,000
PRODUCTION TAXES, non-current....................   1,465,000    1,139,000
DEFERRED TAX LIABILITY...........................   2,573,000    2,288,000

      Total liabilities..........................   7,553,000   10,363,000


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding................           0            0
Common stock, $0.015 par value, 5,000,000
  shares authorized; 3,880,396 shares
  issued and outstanding.........................      58,000       58,000
Additional paid-in capital.......................   4,251,000    4,251,000
Retained earnings................................  22,449,000   21,192,000
Unrealized loss on available for sale securities.    (113,000)    (148,000)

      Total stockholders' equity.................  26,645,000   25,353,000

                                                 $ 34,198,000 $ 35,716,000







     See accompanying notes to unaudited consolidated financial statements.





     PRIMA ENERGY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME
     (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1995         1994
REVENUES
Oil and gas sales................................ $ 3,295,000  $ 3,035,000
Trading revenues.................................   1,576,000      934,000
Oilfield services................................     496,000      595,000
Management and operator fees.....................     263,000      265,000
Interest and dividend income.....................      26,000       31,000
Other............................................      46,000      (71,000)

                                                    5,702,000    4,789,000


EXPENSES
General, administrative and cost of
  oilfield services..............................     856,000      861,000
Depreciation, depletion and amortization.........   1,206,000    1,061,000
Lease operating expense..........................     391,000      359,000
Production taxes.................................     209,000      220,000
Cost of trading..................................   1,408,000      778,000

                                                    4,070,000    3,279,000

INCOME BEFORE INCOME TAXES.......................   1,632,000    1,510,000
PROVISION FOR INCOME TAXES.......................     375,000      295,000

NET INCOME....................................... $ 1,257,000  $ 1,215,000


NET INCOME PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT:
        Primary.................................. $      0.32  $      0.31
        Fully Diluted............................ $      0.32  $      0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  AND COMMON SHARE EQUIVALENTS:
        Primary..................................   3,880,396    3,893,445
        Fully Diluted............................   3,883,266    3,888,700



     See accompanying notes to unaudited consolidated financial statements.





     PRIMA ENERGY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1995         1994
OPERATING ACTIVITIES
Net income ...................................... $ 1,257,000  $ 1,215,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization......   1,206,000    1,061,000
   Deferred income taxes.........................     282,000      162,000
   Other.........................................     174,000      245,000
                                                    2,919,000    2,683,000
   Changes in current assets and liabilities:
   Receivables...................................     901,000     (635,000)
   Inventory..... ...............................      69,000       61,000
   Other current assets..........................     (70,000)     (31,000)
   Payables......................................  (3,037,000)  (1,291,000)
   Accrued and other liabilities.................      16,000      (68,000)

       Net cash provided by operating activities.     798,000      719,000

INVESTING ACTIVITIES
Additions to oil and gas properties..............    (976,000)  (1,821,000)
Purchases of other property......................     (63,000)     (38,000)
Purchases of available for sale securities........    (14,000)     (15,000)
Proceeds from sales of available for sale securities        0       25,000
Proceeds from sales of other property............           0        4,000

       Net cash used by investing activities.....  (1,053,000)  (1,845,000)

FINANCING ACTIVITIES
Payments on line of credit.......................    (400,000)           0

        Net cash used by financing activities....    (400,000)           0


DECREASE IN CASH AND CASH EQUIVALENTS............    (655,000)  (1,126,000)
CASH AND CASH EQUIVALENTS, beginning of period...   1,558,000    2,425,000

CASH AND CASH EQUIVALENTS, end of period.........$    903,000 $  1,299,000




     See accompanying notes to unaudited consolidated financial statements.




     PRIMA ENERGY CORPORATION
     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 1994.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1995. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1995 and 1994 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at March 31, 1995.


3.  NOTE PAYABLE - BANK

     Note payable of $600,000 at March 31, 1995 and $1,000,000 at December 31, 1994 consisted of borrowings under an $8,000,000 unsecured line of credit with a commercial bank. The note bears interest at the bank's prime rate (9.0% at March 31, 1995), with interest payable monthly. Funds are available on a revolving basis until April 30, 1996. The balance of principal plus accrued interest is payable at maturity, May 1, 1996.

     PRIMA ENERGY CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal internal sources of liquidity are cash flows from operations and existing cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 1995 was $798,000 compared to $719,000 for the same three month period of 1994. Net working capital at March 31, 1995 was $2,366,000 compared to $848,000 at December 31, 1994. Current liabilities at March 31, 1995 decreased from December 31, 1994 levels by $3,021,000 while current assets decreased by $1,503,000 for the same period. The increase in working capital of $1,518,000 was generated by cash flows from operations during the quarter ended March 31, 1995.

     The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank. Revolving funds available on the line of credit were $7,400,000 at March 31, 1995. The Company reduced the amount owing on the line of credit by $400,000 during the first quarter of 1995.

     The Company invested $1,039,000 in property and equipment during the quarter ended March 31, 1995 compared to $1,859,000 for the 1994 quarter.
The Company expended $524,000 during the 1995 quarter for undeveloped acreage, $452,000 for its proportionate share of the costs of drilling and completing wells and $63,000 for other property and equipment. These expenditures compare to $1,773,000 for well costs, $48,000 for undeveloped acreage and $38,000 for other equipment in the 1994 quarter. The Company participated in the drilling of seven non-operated development wells
(.90 net) during the 1995 quarter, two in the Wind River Basin in central Wyoming and five in the Bonny Field in eastern Colorado. The five Bonny
Field wells were completed and placed on production in April 1995. The Wind River Basin wells were completed and are currently being tested. Two wells which were in progress at December 31, 1994 in the Wattenberg Field in Weld County, Colorado were also completed and placed on production during the first quarter of 1995. Well costs are down substantially in the first quarter of 1995 as the Company has elected to defer its 1995 drilling program in the Wattenberg Area of northeastern Colorado until late summer or early fall in anticipation of a better natural gas market.

     The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. The Company expects its operations, including acquisition, drilling, completion and recompletion well costs, will be financed by funds provided by operations, working capital, additional borrowings on the line of credit, various cost-sharing arrangements, or from other financing alternatives.

Results of Operations

     For the quarter ended March 31, 1995, the Company earned net income of $1,257,000, or $.32 per share, on revenues of $5,702,000, compared to net income of $1,215,000, or $.31 per share on revenues of $4,789,000 for the comparable quarter of 1994. Expenses were $4,070,000 for the 1995 quarter compared to $3,279,000 for the 1994 quarter. Revenues increased $913,000, or 19.1%, expenses increased $791,000, or 24.1% and net income increased $42,000, or 3.5%. The increase in both revenues and expenses is primarily attributable to increased trading and costs of trading of natural gas.

     Oil and gas sales for the quarter ended March 31, 1995 were $3,295,000 compared to $3,035,000 for the same period of 1994, an increase of $260,000 or 8.6%. The increase is attributable to increased production of oil and natural gas and increased prices for oil, which more than offset a substantial decline in natural gas prices. The Company's net natural gas production was 1,117,000 Mcf and 999,000 Mcf for the first quarters of 1995 and 1994, respectively, an increase of 118,000 Mcf or 11.8%. Its net oil production was 87,000 barrels compared to 85,000 barrels for the same periods, an increase of 2,000 barrels or 2.4%. The average price received for natural gas production was $1.63 per Mcf for the 1995 quarter compared to $1.94 per Mcf for the 1994 quarter, a decrease of $.31 per Mcf or 16%. Approximately 3% of the natural gas production at March 31, 1995 is attributable to production sold under a fixed contract price of $5.90 per Mmbtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.52 for the 1995 quarter. The average price received for oil in 1995 was $17.00 per barrel compared to $12.86 per barrel for the same period of 1994, an increase of $4.14 per barrel or 32.2%.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $1,576,000 for the three months ended March 31, 1995, a $642,000 increase (68.7%) over the $934,000 reported for the three months ended March 31, 1994. The Company marketed 760,000 Mmbtu's for the first quarter of 1995 compared to 395,000 Mmbtu's marketed during the comparable quarter of 1994. Costs of trading were $1,408,000 for the 1995 quarter compared to $778,000 for the 1994 quarter, an increase of $630,000 or 81%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $496,000 for the quarter ended March 31, 1995 compared to $595,000 for the comparable quarter of 1994. This $99,000, or 16.6% decrease in revenues is attributable to decreased activity in the Wattenberg Field area where the service company is active. This decline in activity is due at least in part to the decline in natural gas prices incurred during the winter of 1994/1995, and is expected to continue at least through the early summer of 1995. For the quarter ended March 31, 1995, 20% of the fees billed by Action were for Company owned wells compared to 33% for the quarter ended March 31, 1994. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation. The services performed for the Company have declined because the Company has elected to defer its 1995 Wattenberg drilling program until later in the year with the expectation that natural gas prices will improve.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 300 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for 1995 were $263,000 compared to $265,000 for 1994, a decrease of $2,000. The decrease is attributable to reduced drilling activity during the current quarter.

     General, administrative and cost of oilfield services includes the costs of payroll, insurance, rent, office, maintenance, etc. as well as the direct and indirect expenses of the Company's service business. These expenses were $856,000 for the quarter ended March 31, 1995 compared to $861,000 for the quarter ended March 31, 1994, a decrease of $5,000. Although costs of oilfield services have declined in total due to the reduced activity of the service business as explained above, the amounts attributable to Company owned wells have also declined, resulting in less costs being eliminated in consolidation.

     Lease operating expenses and production taxes ("LOE") were $600,000 for the 1995 quarter compared to $579,000 for the 1994 quarter, an increase of $21,000 or 3.6%. Depreciation, depletion and amortization ("DD&A") was $1,206,000 for the first quarter of 1995 compared to $1,061,000 for the first quarter of 1994, an increase of $145,000 or 13.7%. Both expense categories have increased due to increased production. Production for the quarter ended March 31, 1995 was 273,000 BOE compared to 252,000 BOE for the quarter ended March 31, 1994. LOE per equivalent barrel of production was $2.20 for the first quarter of 1995 compared to $2.30 for the comparable quarter of 1994. DD&A applicable to oil and gas properties was $4.12 per equivalent barrel of production for the 1995 quarter compared to $3.91 per equivalent barrel of production for the 1994 quarter. Depreciation of other property and equipment was $81,000 and $77,000 for the quarters ended March 31, 1995 and 1994, respectively.

     The provision for income taxes increased $80,000 to $375,000 for the three months ended March 31, 1995 compared to $295,000 for the three months ended March 31, 1994. A portion of the increase is attributable to the increase in net income before income taxes, which totaled $1,632,000 for the 1995 quarter compared to $1,510,000 for the 1994 quarter, an increase of $122,000, or 8%. The balance of the increase is attributable to a higher effective income tax rate in 1995. The effective income tax rate for the first quarter of 1995 is 23% compared to 19.5% for the 1994 quarter. Effective tax rates are affected by amounts of temporary and permanent differences in financial and taxable income and by statutory depletion deductions and section 29 tax credits.

     The Company's main source of revenues is from the sale of oil and natural gas production. Levels of revenues and earnings are affected by prices at which oil and natural gas are sold. As a result, the Company's operating results for any period are not necessarily indicative of future operating results because of fluctuations in oil and natural gas prices and production volumes.




PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     No exhibits are required to be filed herewith pursuant to rule 601 of Regulation S-K.


     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended March 31, 1995.

     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRIMA ENERGY CORPORATION
                                   (Registrant)




Date    May 4, 1995           By  Richard H. Lewis

                              Richard H. Lewis,
                              President and
                              Principal Financial Officer