Form 10-Q/A
period 1995-03-31
PRIMA ENERGY CORP
filed 1995-08-14
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

FORM 10-Q
(Amended)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-9408

PRIMA ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware                           84-1097578
(State or other jurisdiction of    (I.R.S.Employer Identification No.)
incorporation or organization)

1801 Broadway, Suite 500, Denver CO  80202
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

          Exhibit 27                Financial Data Schedule


         (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the Registrants' fiscal quarter ended March 31, 1995.



                              	SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PRIMA ENERGY CORPORATION
                                                (Registrant)



Date    August 10, 1995                   By /s/ Richard H. Lewis

                                          Richard H. Lewis,
                                          President and
                                          Principal Financial Officer