Form 10-Q
period 1995-06-30
PRIMA ENERGY CORP
filed 1995-08-14
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

Yes [x]    No [ ]

As of July 31, 1995 the Registrant had 3,880,396 shares of Common Stock, $0.015 Par Value, outstanding.


PRIMA ENERGY CORPORATION


INDEX


Part I - Financial Information                                   Page


  Item 1.   Financial Statements

       Unaudited consolidated balance sheets . . . . . . . . . .   3

       Unaudited consolidated statements of income . . . . . . .   5

       Unaudited consolidated statements of cash flows . . . . .   6

       Notes to unaudited consolidated financial statements . . .  7

  Item 2.   Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . .  8


Part II - Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders. .  12

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 12

  Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 13



                PRIMA ENERGY CORPORATION
              CONSOLIDATED BALANCE SHEETS
                     (UNAUDITED)

                       ASSETS

                                                     JUNE 30,  DECEMBER 31,
                                                       1995        1994
CURRENT ASSETS
Cash and cash equivalents........................ $ 1,374,000  $ 1,558,000
Available for sale securities, at market.........     994,000      895,000
Receivables (net of allowance for doubtful
  accounts: 6/30/95, $46,000; 12/31/94, $49,000).   1,794,000    3,425,000
Tubular goods inventory..........................     436,000      478,000
Deferred tax asset...............................     171,000      174,000
Other............................................     215,000      254,000

     Total current assets........................   4,984,000    6,784,000

OIL AND GAS PROPERTIES, at cost, accounted
 for using the full cost method..................  42,784,000   40,686,000
Less accumulated depreciation,
  depletion and amortization..................... (15,740,000) (13,672,000)

Oil and gas properties - net.....................  27,044,000   27,014,000

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment.......................   1,778,000    1,800,000
Furniture and equipment..........................     511,000      500,000
Field office, shop and land......................     339,000      300,000
                                                    2,628,000    2,600,000
Less accumulated depreciation....................  (1,522,000)  (1,437,000)

     Property and equipment - net................   1,106,000    1,163,000

OTHER ASSETS
Cash, designated.................................     190,000      457,000
Other............................................     310,000      298,000

     Total other assets..........................     500,000      755,000

                                                 $ 33,634,000 $ 35,716,000




     See accompanying notes to unaudited consolidated financial statements.


                 PRIMA ENERGY CORPORATION
            CONSOLIDATED BALANCE SHEETS (cont'd.)
                       (UNAUDITED)

            LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     JUNE 30,  DECEMBER 31,
                                                       1995        1994
CURRENT LIABILITIES
Accounts payable................................. $   325,000  $ 3,110,000
Amounts payable to oil and gas property owners...     700,000    1,364,000
Production taxes payable.........................   1,218,000    1,109,000
Accrued and other liabilities....................     338,000      353,000

     Total current liabilities...................   2,581,000    5,936,000

NOTE PAYABLE - BANK..............................           0    1,000,000
PRODUCTION TAXES, non-current....................     605,000    1,139,000
DEFERRED TAX LIABILITY...........................   2,785,000    2,288,000

      Total liabilities.........................    5,971,000   10,363,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding................           0            0
Common stock, $0.015 par value, 8,000,000
  shares authorized; 3,880,396 shares
  issued and outstanding.........................      58,000       58,000
Additional paid-in capital.......................   4,251,000    4,251,000
Retained earnings................................  23,450,000   21,192,000
Unrealized loss on available for sale securities.     (96,000)    (148,000)

     Total stockholders' equity..................  27,663,000   25,353,000

                                                 $ 33,634,000 $ 35,716,000




     See accompanying notes to unaudited consolidated financial statements.


             PRIMA ENERGY CORPORATION
         CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED)

                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,                 JUNE 30,
                             1995        1994         1995         1994

REVENUES
Oil and gas sales...... $ 2,780,000 $  2,921,000 $  6,075,000 $  5,956,000
Trading revenues.......     477,000      844,000    2,053,000    1,777,000
Oilfield services......     296,000      435,000      792,000    1,030,000
Management and
   operator fees.......     293,000      256,000      556,000      521,000
Interest and dividend
   income..............      25,000       42,000       51,000       74,000
Other..................      83,000      193,000      129,000      122,000

                          3,954,000    4,691,000    9,656,000    9,480,000
EXPENSES
General, administrative
   and cost of oilfield
   services............     748,000      896,000    1,604,000    1,756,000
Depreciation, depletion
  and amortization.....   1,024,000    1,035,000    2,230,000    2,096,000
Lease operating
   expense.............     411,000      358,000      802,000      717,000
Production taxes.......     183,000      226,000      392,000      447,000
Cost of trading........     297,000      693,000    1,705,000    1,471,000

                          2,663,000    3,208,000    6,733,000    6,487,000

INCOME BEFORE INCOME
   TAXES...............   1,291,000    1,483,000    2,923,000    2,993,000
PROVISION FOR INCOME
   TAXES...............     290,000      290,000      665,000      585,000

NET INCOME............. $ 1,001,000  $ 1,193,000  $ 2,258,000  $ 2,408,000

NET INCOME PER SHARE:
   Primary............. $      0.26  $      0.31  $      0.58  $      0.62
   Fully Diluted....... $      0.26  $      0.31  $      0.58  $      0.62

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING AND
COMMON SHARE EQUIVALENTS:
   Primary.............   3,894,748    3,880,396    3,881,971    3,886,390
   Fully Diluted.......   3,900,104    3,895,610    3,900,104    3,895,610




     See accompanying notes to unaudited consolidated financial statements.


                PRIMA ENERGY CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                      1995         1994
OPERATING ACTIVITIES
Net income ...................................... $ 2,258,000  $ 2,408,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization......   2,230,000    2,096,000
   Deferred income taxes.........................     478,000      299,000
   Other.........................................    (285,000)    (191,000)
                                                    4,681,000    4,612,000
   Changes in current assets and liabilities:
     Receivables.................................   1,631,000      183,000
     Inventory...................................      42,000       21,000
     Other current assets........................      39,000      (71,000)
     Payables....................................  (3,340,000)  (1,448,000)
     Accrued and other liabilities...............     (15,000)    (393,000)

       Net cash provided by operating activities.   3,038,000    2,904,000

INVESTING ACTIVITIES
Additions to oil and gas properties..............  (2,098,000)  (2,940,000)
Purchases of other property......................    (113,000)    (236,000)
Purchases of available for sale securities.......     (25,000)     (35,000)
Proceeds from sales of available for sale
   securities....................................           0       29,000
Proceeds from sales of other property............      14,000        4,000

       Net cash used by investing activities.....  (2,222,000)  (3,178,000)

FINANCING ACTIVITIES
Payments on line of credit.......................  (1,000,000)  (1,000,000)

        Net cash used by financing activities....  (1,000,000)  (1,000,000)

DECREASE IN CASH AND CASH EQUIVALENTS............    (184,000)  (1,274,000)
CASH AND CASH EQUIVALENTS, beginning of period...   1,558,000    2,425,000

CASH AND CASH EQUIVALENTS, end of period......... $ 1,374,000  $ 1,151,000



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

The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1995. The Company believes that the six month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1995 and 1994 covered thereby.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at June 30, 1995.

3.  NOTE PAYABLE - BANK

Note payable of $1,000,000 at December 31, 1994 consisted of borrowings under an $8,000,000 unsecured line of credit with a commercial bank. The note bears interest at the bank's prime rate (9.0% at June 30, 1995), with interest payable monthly. At June 13, 1995, the line of credit agreement was amended to extend the date on which funds are available on a revolving basis to April 30, 1997 and the maturity date for outstanding principal and accrued interest to May 1, 1997. There was no balance owing on the line of credit at June 30, 1995.

4. OFFICE LEASE

The Company renewed its corporate office lease effective December 1, 1995 for a term of five years. Future minimum annual rentals approximate $130,000.


                 PRIMA ENERGY CORPORATION

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's principal internal sources of liquidity are cash flows from operations and existing cash and cash equivalents. Net cash provided by operating activities for the six months ended June 30, 1995 was $3,038,000 compared to $2,904,000 for the same six month period of 1994. Net working capital at June 30, 1995 was $2,403,000 compared to $848,000 at December 31, 1994. Current liabilities at March 31, 1995 decreased from December 31, 1994 levels by $3,355,000 while current assets decreased by $1,800,000 for the same period. The increase in working capital of $1,555,000 was generated by cash flows from operations during the six months ended June 30, 1995.

The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank. Revolving funds available on the line of credit were $8,000,000 at June 30, 1995. The Company reduced the amount owing on the line of credit by $1,000,000 during the first six months of 1995.

The Company invested $2,211,000 in property and equipment during the six months ended June 30, 1995 compared to $3,176,000 for the 1994 six month period. The Company expended $1,225,000 during the 1995 six month period for undeveloped acreage, $873,000 for its proportionate share of the costs of drilling and completing wells and $113,000 for other property and equipment. These expenditures compare to $2,824,000 for well costs, $116,000 for undeveloped acreage and $236,000 for other equipment in the 1994 six month period. The Company participated in the drilling of nineteen non-operated development wells during the 1995 period, four (0.24 net) in the Wind River Basin in central Wyoming and fifteen (2.325) in the Bonny Field in eastern Colorado. In the Wind River Basin, two of the wells are producing, one is waiting on completion and one is waiting on pipeline hook-up. At the Bonny Field, all fifteen wells are now on production. The Company also participated in the drilling of one operated exploratory well (.375 net) in Wyoming. The well was plugged and abandoned.

During the first six months of 1995, the Company did not drill any wells in the Wattenberg Field area of northeastern Colorado, the predominate area of the Company's drilling and production activities over the past several years. The decision to defer drilling of wells in the Wattenberg Field area was based, among other things, on low natural gas prices which negatively affect the economics of wells in this area, a decision to expand efforts in areas other than Wattenberg, and further evaluation of prior drilling results. The Company's future drilling plans in Wattenberg will be largely dependent on higher natural gas prices and other factors necessary to improve well economics.

The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. The Company expects its operations, including acquisition, drilling, completion and recompletion well costs, will be financed by funds provided by operations, working capital, borrowings on the line of credit, various cost-sharing arrangements, or from other financing alternatives.

Results of Operations

For the quarter ended June 30, 1995, the Company earned net income of $1,001,000, or $.26 per share, on revenues of $3,954,000, compared to net income of $1,193,000, or $.31 per share on revenues of $4,691,000 for the comparable quarter of 1994. Expenses were $2,663,000 for the 1995 second quarter compared to $3,208,000 for the 1994 second quarter. Revenues decreased $737,000, or 15.7%, expenses decreased $545,000, or 17.0%, and net income decreased $192,000, or 16.1%.

For the six months ended June 30, 1995, the Company earned net income of $2,258,000, or $.58 per share, on revenues of $9,656,000, compared to net income of $2,408,000, or $.62 per share on revenues of $9,480,000 for the six months ended June 30, 1994. Expenses were $6,733,000 for the 1995 six month period compared to $6,487,000 for the 1994 six month period. Revenues increased $176,000, or 1.9%, expenses increased $246,000, or 3.8%, and net income decreased $150,000, or 6.2%.

Oil and gas sales for the quarter ended June 30, 1995 were $2,780,000 compared to $2,921,000 for the same quarter of 1994, a decrease of $141,000 or 4.8%. The Company's net natural gas production was 1,016,000 Mcf and 1,062,000 Mcf for the second quarters of 1995 and 1994, respectively, a decrease of 46,000 Mcf or 4.3%. Its net oil production was 69,000 barrels compared to 76,000 barrels for the same periods, a decrease of 7,000 barrels or 9.2%. The average price received for natural gas production was $1.50 per Mcf for the 1995 quarter compared to $1.66 per Mcf for the 1994 quarter, a decrease of $.16 per Mcf or 9.6%. The average price received for oil in the second quarter of 1995 was $18.06 per barrel compared to $15.35 per barrel for the second quarter of 1994, an increase of $2.71 per barrel or 17.7%.

Oil and gas sales for the six months ended June 30, 1995 were $6,075,000 compared to $5,956,000 for the six months ended June 30, 1994, an increase of $119,000 or 2.0%. The Company's net natural gas production was 2,134,000 Mcf and 2,065,000 Mcf for the first six months of 1995 and 1994, respectively, an increase of 69,000 Mcf or 3.3%. Its net oil production was 156,000 barrels compared to 160,000 barrels for the same six month periods, a decrease of 4,000 barrels or 2.5%. The average price received for natural gas production was $1.57 per Mcf for the six months ended June 30, 1995 compared to $1.79 per Mcf for the six months ended June 30, 1994, a decrease of $.22 per Mcf or 12.3%. Approximately 3% of the natural gas production at June 30, 1995 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.44 per Mcf for the six months ended June 30,1995. The average price received for oil for the first six months of 1995 was $17.47 per barrel compared to $14.04 per barrel for the same period of 1994, an increase of $3.43 per barrel or 24.4%.

Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $477,000 for the three months ended June 30, 1995, a $367,000 decrease (43.5%) from the $844,000 reported for the three months ended June 30, 1994. The Company marketed 209,000 MMBtu's for the second quarter of 1995 compared to 371,000 MMBtu's marketed during the comparable quarter of 1994. Costs of trading were $297,000 for the 1995 quarter compared to $693,000 for the 1994 quarter, a decrease of $396,000 or 57.1%.

Trading revenues were $2,053,000 for the six months ended June 30, 1995, an increase of $276,000 or 15.5% over the $1,777,000 reported for the six months ended June 30, 1994. The Company marketed 969,000 MMBtu's for the six month period of 1995 compared to 766,000 MMBtu's marketed during the comparable period of 1994. Costs of trading were $1,705,000 for the 1995 six month period compared to $1,471,000 for the 1994 six month period, an increase of $234,000 or 15.9%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $296,000 for the quarter ended June 30, 1995 compared to $435,000 for the comparable quarter of 1994, a decrease of $139,000, or 32.0%. Oilfield services revenues were $792,000 for the six months ended June 30, 1995 compared to $1,030,000 for the comparable six month period of 1994, a decrease of 238,000 or 23.1%. These decreases in revenues for both the quarter and six month periods are attributable to decreased activity in the Wattenberg Field area where the service company is active. This decline in activity is due at least in part to the decline in natural gas prices incurred during the latter part of 1994 and continuing into 1995, which resulted in a significant decline in drilling activity in the area. For the quarter ended June 30, 1995, 20.9% of the fees billed by Action were for Company owned wells compared to 29.6% for the quarter ended June 30, 1994. For the six months ended June 30, 1995, 20.4% of the fees billed by Action were for Company owned wells compared to 31.7% for the six months ended June 30, 1994. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation. The services performed for the Company have declined because the Company has not drilled any wells in the Wattenberg Field area in 1995.

Management and operator fees are earned pursuant to the Company's roles as operator for approximately 300 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended June 30, 1995 were $293,000 compared to $256,000 for the 1994 quarter, an increase of $37,000. Fees for the six months ended June 30, 1995 were $556,000 compared to $521,000 for the 1994 six month period, an increase of $35,000.

General, administrative and cost of oilfield services includes the costs of payroll, insurance, rent, office, maintenance, etc. as well as the direct and indirect expenses of the Company's service business. These expenses were $748,000 for the quarter ended June 30, 1995 compared to $896,000 for the quarter ended June 30, 1994, a decrease of $148,000, or 16.5%. Costs for the six months ended June 30, 1995 have decreased $152,000, or 8.7%, to $1,604,000 from $1,756,000 at June 30, 1994. The Company has sought to reduce its costs consistent with the reduced activity levels.

Lease operating expenses and production taxes ("LOE") were $594,000 for the quarter ended June 30, 1995 compared to $584,000 for the quarter ended June 30, 1994, an increase of $10,000 or 1.7%. Depreciation, depletion and amortization ("DD&A") was $1,024,000 for the second quarter of 1995 compared to $1,035,000 for the second quarter of 1994, a decrease of $11,000 or 1.1%. Production for the quarter ended June 30, 1995 was 239,000 BOE compared to 253,000 BOE for the quarter ended June 30, 1994. LOE per equivalent barrel of production was $2.49 for the second quarter of 1995 compared to $2.31 for the comparable quarter of 1994. DD&A applicable to oil and gas properties was $3.95 per equivalent barrel of production for the 1995 quarter compared to $3.75 per equivalent barrel of production for the 1994 quarter. Depreciation of other property and equipment was $81,000 and $86,000 for the quarters ended June 30, 1995 and 1994, respectively.

LOE was $1,194,000 for the six months ended June 30, 1995 compared to $1,164,000 for the six months ended June 30, 1994, an increase of $30,000 or 2.6%. DD&A was $2,230,000 for the six month period of 1995 compared to $2,096,000 for the six month period of 1994, an increase of $134,000 or 6.4%. Production for the 1995 six month period was 511,000 BOE compared to 505,000 BOE for the 1994 six month period. LOE per equivalent barrel of production was $2.34 for 1995 compared to $2.31 for 1994. DD&A applicable to oil and gas properties was $4.05 per equivalent barrel of production for 1995 compared to $3.83 per equivalent barrel of production for 1994. Depreciation of other property and equipment was $162,000 and $163,000 for the six months ended June 30, 1995 and 1994, respectively.

The provision for income taxes was $290,000 for both the quarters ended June 30, 1995 and June 30, 1994. The provision for the six months ended June 30, 1995 was $665,000 compared to $585,000 for the same six month period of 1994. Income before income taxes decreased by $192,000 for the 1995 quarter, but the effective tax rate increased to 22.5% from 19.6%. Income before income taxes for the six month period of 1995 decreased by $70,000, but the effective tax rate increased to 22.8% from 19.6%. Effective tax rates are affected by amounts of temporary and permanent differences in financial and taxable income and by statutory depletion deductions and section 29 tax credits.

The Company's main source of revenues is from the sale of oil and natural gas production. Levels of revenues and earnings are affected by prices at which oil and natural gas are sold. As a result, the Company's operating results for any period are not necessarily indicative of future operating results because of fluctuations in oil and natural gas prices, production volumes and drilling activity.


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 8, 1995, the Company held an annual meeting of stockholders. The following table sets forth certain information relating to each matter voted upon at the meeting.

                                                      Votes
                                 Votes     Votes     Withheld/   Broker
Matters Voted Upon                For     Against    Abstain    Non-Votes

Election of George L. Seward   3,433,136               6,979
as Class I Director.

Ratification of the selection  3,415,956    3,803     20,356
of Deloitte & Touche as
independent auditors for 1995.


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

The following exhibits are filed herewith pursuant to rule 601 of Regulation S-K or are incorporated by reference to previous filings.

Exhibit No.                 Document

10.951                      First Amendment to Trinity Place Office Lease
10.952                      Line of Credit Letter Agreement
27                          Financial Data Schedules

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the Registrants' fiscal quarter ended June, 30, 1995.


                         	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PRIMA ENERGY CORPORATION
                                                 (Registrant)



Date   August 10, 1995                     By /s/Richard H. Lewis


                                           Richard H. Lewis,
                                           President and
                                           Principal Financial Officer