Form 10-Q
period 1995-09-30
PRIMA ENERGY CORP
filed 1995-11-14
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

As of October 31, 1995 the Registrant had 3,880,396 shares of Common Stock, $0.015 Par Value, outstanding.


     PRIMA ENERGY CORPORATION

     INDEX


Part I - Financial Information                                        Page

Item 1.   Financial Statements
Unaudited consolidated balance sheets . . . . . . . . . . . . . . . .   3

Unaudited consolidated statements of income . . . . . . . . . . . . .   5

Unaudited consolidated statements of cash flows . . . . . . . . . . .   6

Notes to unaudited consolidated financial statements . . . . . . . . .  7

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations. . . . . . . . . . . . .  8


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .  12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


     PRIMA ENERGY CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (UNAUDITED)

     ASSETS

                                                  SEPTEMBER 30, DECEMBER 31,
                                                     1995          1994
CURRENT ASSETS
Cash and cash equivalents....................... $ 2,572,000   $ 1,558,000
Available for sale securities, at market........   1,024,000       895,000
Receivables (net of allowance for doubtful
accounts: 9/30/95, $43,000; 12/31/94, $49,000)..   2,389,000     3,425,000
Tubular goods inventory.........................     446,000       478,000
Deferred tax asset..............................     171,000       174,000
Other...........................................      62,000       254,000

      Total current assets......................   6,664,000     6,784,000

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method................  43,178,000    40,686,000
Less accumulated depreciation,
  depletion and amortization.................... (16,665,000)  (13,672,000)

      Oil and gas properties - net..............  26,513,000    27,014,000

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment......................   1,827,000     1,800,000
Furniture and equipment.........................     511,000       500,000
Field office, shop and land.....................     312,000       300,000
                                                   2,650,000     2,600,000
Less accumulated depreciation...................  (1,596,000)   (1,437,000)

      Property and equipment - net..............   1,054,000     1,163,000

OTHER ASSETS
Cash, designated................................     295,000       457,000
Other...........................................     325,000       298,000

      Total other assets........................     620,000       755,000

                                                 $34,851,000   $35,716,000

     See accompanying notes to unaudited consolidated financial statements.



     PRIMA ENERGY CORPORATION
     CONSOLIDATED BALANCE SHEETS (cont'd.)
     (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1995         1994
CURRENT LIABILITIES
Accounts payable................................ $   254,000   $ 3,110,000
Amounts payable to oil and gas property owners..     672,000     1,364,000
Production taxes payable........................   1,202,000     1,109,000
Accrued and other liabilities...................     208,000       353,000

      Total current liabilities.................   2,336,000     5,936,000

NOTE PAYABLE - BANK.............................           0     1,000,000
PRODUCTION TAXES, non-current...................     800,000     1,139,000
DEFERRED TAX LIABILITY..........................   3,033,000     2,288,000

      Total liabilities.........................   6,169,000    10,363,000

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000
  shares authorized; no shares issued or
  outstanding...................................           0             0
Common stock, $0.015 par value, 8,000,000
  shares authorized; 3,880,396 shares issued
  and outstanding...............................      58,000        58,000
Additional paid-in capital......................   4,251,000     4,251,000
Retained earnings...............................  24,458,000    21,192,000
Unrealized loss on available for sale
  securities....................................     (85,000)     (148,000)

      Total stockholders' equity................  28,682,000    25,353,000

                                                $ 34,851,000  $ 35,716,000

   See accompanying notes to unaudited consolidated financial statements.



     PRIMA ENERGY CORPORATION
     CONSOLIDATED STATEMENTS OF INCOME
     (UNAUDITED)

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                  1995        1994         1995       1994
REVENUES
Oil and gas sales...........  $ 2,508,000 $ 2,519,000 $ 8,583,000 $ 8,475,000
Trading revenues............      820,000     809,000   2,873,000   2,586,000
Oilfield services...........      304,000     512,000   1,096,000   1,542,000
Management and operator
  fees......................      263,000     262,000     818,000     783,000
Interest and dividend
  income....................       38,000      36,000      89,000     109,000
Other.......................       70,000       1,000     200,000     123,000

                                4,003,000   4,139,000  13,659,000  13,618,000
EXPENSES
General, administrative and
  cost of oilfield services.      705,000     789,000   2,309,000   2,544,000
Depreciation, depletion
  and amortization..........      999,000     906,000   3,229,000   3,002,000
Lease operating expense.....      309,000     377,000   1,111,000   1,094,000
Production taxes............      161,000     188,000     552,000     635,000
Cost of trading.............      486,000     584,000   2,192,000   2,055,000

                                2,660,000   2,844,000   9,393,000   9,330,000

INCOME BEFORE INCOME TAXES..    1,343,000   1,295,000   4,266,000   4,288,000
PROVISION FOR INCOME TAXES..      335,000     260,000   1,000,000     845,000

NET INCOME..................  $ 1,008,000 $ 1,035,000 $ 3,266,000 $ 3,443,000

NET INCOME PER SHARE:
   Primary..................  $     0.26  $     0.27  $     0.84  $     0.89
   Fully Diluted............  $     0.26  $     0.27  $     0.84  $     0.89

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING AND
COMMON SHARE EQUIVALENTS:
   Primary..................    3,884,374   3,893,290   3,882,792   3,888,637
   Fully Diluted............    3,896,922   3,886,032   3,896,922   3,886,032

     See accompanying notes to unaudited consolidated financial statements.



     PRIMA ENERGY CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (UNAUDITED)
                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     1995        1994
OPERATING ACTIVITIES
Net income .................................... $ 3,266,000  $3,443,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization....   3,229,000   3,002,000
   Deferred income taxes.......................     720,000     423,000
   Other.......................................    (209,000)    (69,000)
                                                  7,006,000   6,799,000
   Changes in current assets and liabilities:
     Receivables...............................   1,036,000     483,000
     Inventory.................................      32,000     278,000
     Other current assets......................     192,000    (198,000)
     Payables..................................  (3,455,000)   (516,000)
     Accrued and other liabilities.............    (145,000)   (257,000)

   Net cash provided by operating activities...   4,666,000   6,589,000

INVESTING ACTIVITIES
Additions to oil and gas properties............  (2,492,000) (6,123,000)
Purchases of other property....................    (136,000)   (347,000)
Purchases of available for sale
 securities....................................     (38,000)    (52,000)
Proceeds from sales of available for sale
  securities...................................           0      29,000
Proceeds from sales of other property..........      14,000       4,000

     Net cash used by investing activities.....  (2,652,000) (6,489,000)

FINANCING ACTIVITIES
Payments on line of credit.....................  (1,000,000) (1,300,000)

     Net cash used by financing activities.....  (1,000,000) (1,300,000)

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS............................   1,014,000  (1,200,000)
CASH AND CASH EQUIVALENTS, beginning of
   period......................................   1,558,000   2,425,000

CASH AND CASH EQUIVALENTS, end of period....... $ 2,572,000 $ 1,225,000

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

The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1995. The Company believes that the nine month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 1995 and 1994 covered thereby.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at September 30, 1995.

3.  NOTE PAYABLE - BANK

Note payable of $1,000,000 at December 31, 1994 consisted of borrowings under an $8,000,000 unsecured line of credit with a commercial bank. The note bears interest at the bank's prime rate (8.75% at September 30, 1995), with interest payable monthly. At June 13, 1995, the line of credit agreement was amended to extend the date on which funds are available on a revolving basis to April 30, 1997 and the maturity date for outstanding principal and accrued interest to May 1, 1997. There were no advances on the line of credit during the first nine months of 1995 and no balance owing at September 30, 1995.

4. OFFICE LEASE

The Company renewed its corporate office lease effective December 1, 1995 for a term of five years. Future minimum annual rentals approximate $130,000.


     PRIMA ENERGY CORPORATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's principal sources of liquidity are internally generated cash flows and existing cash and cash equivalents. Net cash provided by operating activities before working capital changes for the nine months ended September 30, 1995 was $7,006,000 compared to $6,799,000 for the same nine month period of 1994. Net working capital at September 30, 1995 was $4,328,000 compared to $848,000 at December 31, 1994. Current liabilities at September 30, 1995 decreased from December 31, 1994 levels by $3,600,000 while current assets decreased by only $120,000 for the same period, resulting in a working capital increase of $3,480,000 during the nine months ended September 30, 1995.

The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn. The Company paid off the amount owing on the line of credit during the first six months of 1995.

The Company invested $2,628,000 in property and equipment during the nine months ended September 30, 1995 compared to $6,470,000 for the 1994 nine month period. The Company expended $1,303,000 during the 1995 nine month period for undeveloped acreage, $1,189,000 for its proportionate share of the costs of drilling and completing wells and $136,000 for other property and equipment. These expenditures compare to $180,000 for undeveloped acreage, $5,943,000 for well costs and $347,000 for other equipment in the 1994 nine month period.

During the first nine months of 1995, the Company did not drill any wells in the Wattenberg Field area of northeastern Colorado, the predominate area of the Company's drilling and production activities over the past several years. The decision to defer drilling of wells in the Wattenberg Field area was based, among other things, on low natural gas prices which negatively affect the economics of wells in this area, a decision to expand efforts in areas other than Wattenberg, and further evaluation of prior drilling results. During the fourth quarter of 1995, the Company anticipates drilling twelve operated wells and recompleting two wells in the Wattenberg Field area. As of November 7, 1995, three of these wells had been drilled and were in various stages of completion. The two recompletions were finished and were back on production.

During the first nine months of 1995, the Company participated with a 15.5% non-operated working interest in the drilling of thirty wells in the Bonny Field in eastern Colorado. All of the wells were successfully completed and are now producing, with gross production from the Bonny Field approximating 5,000 Mcf of natural gas per day or approximately 680 Mcf of natural gas per day net to Prima's interest. Subsequent to September 30, 1995, the Company participated in the drilling of four additional wells in the Bonny Field, also as a 15.5% working interest owner. These wells were waiting on completion as of November 7, 1995. The Company intends to participate in the ongoing development of the Bonny Field.

The Company participated as a 6% non-operated working interest owner in six wells drilled in the Cave Gulch Unit in the Wind River Basin in central
Wyoming during the nine months ended September 30, 1995. Five of the six wells were producing as of September 30, 1995 and the sixth well was waiting on completion at November 7, 1995. At September 30, 1995, three of the wells at Cave Gulch, including the discovery well drilled in 1994, were producing approximately 37,000 Mcf of natural gas per day and approximately 105 barrels of condensate per day. An additional three wells have been partially completed and have produced at a combined sustained rate of 12,500 Mcf of natural gas per day and 90 barrels of condensate per day. These three wells are undergoing additional uphole completion work. Subsequent to September 30 and through November 7, 1995, one additional well was drilled and waiting on completion and a second well was drilling. The Company intends to participate for its 6% working interest in any additional wells drilled within the Unit. A well has been proposed adjoining the Unit in which Prima has committed to participate for its 15% working interest.

During the nine months ended September 30, 1995, the Company also participated in the drilling of one operated exploratory well (.375 net) in Wyoming, which was plugged and abandoned and one non-operated development well (.24 net) which was undergoing further testing and completion as of November 7, 1995. At November 7, 1995, the Company was participating as a
6% non-operated working interest owner in the drilling of an exploratory well in Nevada. Prima has committed to a 10% working interest in an exploratory well in California which is expected to spud before year end. The Company expects to fund its drilling commitments out of internally generated cash flow and existing working capital.

Results of Operations

For the quarter ended September 30, 1995, the Company earned net income of $1,008,000, or $.26 per share, on revenues of $4,003,000, compared to net income of $1,035,000, or $.27 per share on revenues of $4,139,000 for the comparable quarter of 1994. Expenses were $2,660,000 for the 1995 third quarter compared to $2,844,000 for the 1994 third quarter. Revenues decreased $136,000, or 3.3%, expenses decreased $184,000, or 6.5%, and net income decreased $27,000, or 2.6%.

For the nine months ended September 30, 1995, the Company earned net income of $3,266,000, or $.84 per share, on revenues of $13,659,000, compared to net income of $3,443,000, or $.89 per share on revenues of $13,618,000 for the nine months ended September 30, 1994. Expenses were $9,393,000 for the 1995 nine month period compared to $9,330,000 for the 1994 nine month period. Revenues increased $41,000, or 0.3%, expenses increased $63,000, or 0.7%, and net income decreased $177,000, or 5.1%.

Oil and gas sales for the quarter ended September 30, 1995 were $2,508,000 compared to $2,519,000 for the same quarter of 1994, a decrease of $11,000 or 0.4%. The Company's net natural gas production was 1,037,000 Mcf and 932,000 Mcf for the third quarters of 1995 and 1994, respectively, an increase of 105,000 Mcf or 11.3%. Its net oil production was 55,000 barrels compared to 64,000 barrels for the same periods, a decrease of 9,000 barrels or 14.1%. The average price received for natural gas production was $1.52 per Mcf for the 1995 quarter compared to $1.58 per Mcf for the 1994 quarter, a decrease of $.06 per Mcf or 3.8%. The average price received for oil in the third quarter of 1995 was $16.77 per barrel compared to $16.40 per barrel for the third quarter of 1994, an increase of $0.37 per barrel or 2.3%.

Oil and gas sales for the nine months ended September 30, 1995 were $8,583,000 compared to $8,475,000 for the nine months ended September 30, 1994, an increase of $108,000 or 1.3%. The Company's net natural gas production was 3,170,000 Mcf and 2,996,000 Mcf for the first nine months of 1995 and 1994, respectively, an increase of 174,000 Mcf or 5.8%. Its net oil production was 211,000 barrels compared to 224,000 barrels for the same nine month periods, a decrease of 13,000 barrels or 5.8%. The average price received for natural gas production was $1.56 per Mcf for the nine months ended September 30, 1995 compared to $1.73 per Mcf for the nine months ended September 30, 1994, a decrease of $.17 per Mcf or 9.8%. Approximately 4% of the natural gas production for the nine months ended September 30, 1995 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.39 per Mcf for the nine months ended September 30, 1995. The average price received for oil for the first nine months of 1995 was $17.28 per barrel compared to $14.69 per barrel for the same period of 1994, an increase of $2.59 per barrel or 17.6%.

Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $820,000 for the three months ended September 30, 1995, an $11,000 increase (1.4%) over the $809,000 reported for the three months ended September 30, 1994. The Company marketed 358,000 MMBtu's for the third quarter of 1995 compared to 340,000 MMBtu's marketed during the comparable quarter of 1994. Costs of trading were $486,000 for the 1995 quarter compared to $584,000 for the 1994 quarter, a decrease of $98,000 or 16.8%.

Trading revenues were $2,873,000 for the nine months ended September 30, 1995, an increase of $287,000 or 11.1% over the $2,586,000 reported for the nine months ended September 30, 1994. The Company marketed 1,327,000 MMBtu's for the nine month period of 1995 compared to 1,106,000 MMBtu's marketed during the comparable period of 1994. Costs of trading were $2,192,000 for the 1995 nine month period compared to $2,055,000 for the 1994 nine month period, an increase of $137,000 or 6.7%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling, rental equipment and other related activities. Revenues were $304,000 for the quarter ended September 30, 1995 compared to $512,000 for the comparable quarter of 1994, a decrease of $208,000, or 40.6%. Oilfield services revenues were $1,096,000 for the nine months ended September 30, 1995 compared to $1,542,000 for the comparable nine month period of 1994, a decrease of 446,000 or 28.9%. These decreases in revenues for both the quarter and nine month periods are attributable to decreased activity in the Wattenberg Field area where the service company is active. This decline in activity is due at least in part to the decline in natural gas prices incurred during the latter part of 1994 and continuing into 1995, which resulted in a significant decline in drilling activity in the area. For the quarter ended September 30, 1995, 21.5% of the fees billed by Action were for Company owned wells compared to 36.8% for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, 20.7% of the fees billed by Action were for Company owned wells compared to 33.5% for the nine months ended September 30, 1994. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation. The services performed for the Company have declined because the Company had not drilled any wells in the Wattenberg Field area as of September 30, 1995.

Management and operator fees are earned pursuant to the Company's roles as operator for approximately 300 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer and operator of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended September 30, 1995 were $263,000 compared to $262,000 for the 1994 quarter, an increase of $1,000. Fees for the nine months ended September 30, 1995 were $818,000 compared to $783,000 for the 1994 nine month period, an increase of $35,000.

General, administrative and cost of oilfield services includes the costs of payroll, insurance, rent, office, maintenance, etc. as well as the direct and indirect expenses of the Company's service business. These expenses were $705,000 for the quarter ended September 30, 1995 compared to $789,000 for the quarter ended September 30, 1994, a decrease of $84,000, or 10.6%. Costs for the nine months ended September 30, 1995 have decreased $235,000, or 9.2%, to $2,309,000 from $2,544,000 at
September 30, 1994. The Company has sought to reduce its costs consistent with the reduced activity levels in the service business by stacking equipment and reducing the work force.

Lease operating expenses and production taxes ("LOE") were $470,000 for the quarter ended September 30, 1995 compared to $565,000 for the quarter ended September 30, 1994, a decrease of $95,000 or 16.8%. Depreciation, depletion and amortization ("DD&A") was $999,000 for the third quarter of 1995 compared to $906,000 for the third quarter of 1994, an increase of $93,000 or 10.3%. Production for the quarter ended September 30, 1995 was 228,000 BOE compared to 219,000 BOE for the quarter ended September 30, 1994. LOE per equivalent barrel of production was $2.06 for the third quarter of 1995 compared to $2.58 for the comparable quarter of 1994. DD&A applicable to oil and gas properties was $4.05 per equivalent barrel of production for the 1995 quarter compared to $3.72 per equivalent barrel of production for the 1994 quarter. Depreciation of other property and equipment was $74,000 and $90,000 for the quarters ended September 30, 1995 and 1994, respectively.

LOE was $1,663,000 for the nine months ended September 30, 1995 compared to $1,729,000 for the nine months ended September 30, 1994, a decrease of $66,000 or 3.8%. DD&A was $3,229,000 for the nine month period of 1995 compared to $3,002,000 for the nine month period of 1994, an increase of $227,000 or 7.6%. Production for the 1995 nine month period was 740,000 BOE compared to 724,000 BOE for the 1994 nine month period.
LOE per equivalent barrel of production was $2.25 for 1995 compared to $2.39 for 1994. DD&A applicable to oil and gas properties was $4.05 per equivalent barrel of production for 1995 compared to $3.80 per equivalent barrel of production for 1994. Depreciation of other property and equipment was $236,000 and $253,000 for the nine months ended September 30, 1995 and 1994, respectively.

The provision for income taxes was $335,000 for the quarter ended September 30, 1995 compared to $260,000 for the quarter ended September 30, 1994. The provision for the nine months ended September 30, 1995 was $1,000,000 compared to $845,000 for the same nine month period of 1994. Income before income taxes increased by $48,000 for the 1995 quarter, but the effective tax rate increased to 24.9% from 20.1%. Income before income taxes for the nine month period of 1995 decreased by $22,000 and the effective tax rate increased to 23.4% from 19.7%. Effective tax rates are affected by amounts of temporary and permanent differences in financial and taxable income and by statutory depletion deductions and section 29 tax credits.

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

     Exhibit No.    Document

        27          Financial Data Schedules

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the Registrants' fiscal quarter ended September, 30, 1995.




SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRIMA ENERGY CORPORATION
                                   (Registrant)



Date      November 13, 1995        By /s/Richard H. Lewis


                                      	Richard H. Lewis,
                                      	President and
                                      	Principal Financial Officer