Form 10-K
period 1995-12-31
PRIMA ENERGY CORP
filed 1996-03-29
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ x ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1995.

[   ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

COMMISSION FILE NUMBER 0-9408

PRIMA ENERGY CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE                               84-1097578
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

1801 BROADWAY, SUITE 500, Denver, Colorado  80202
(Address of principal executive offices)        (Zip Code)

(303) 297-2100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act
NONE

Securities registered pursuant to Section 12(g) of the Act
COMMON STOCK, $0.015 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ x ]    No   [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K.   [    ]

Aggregate market value of the 2,024,716 shares of Common Stock held by non-affiliates of the Registrant as of March 15, 1996 was $23,410,779 (based upon the mean of the closing bid and asked prices on the NASDAQ System).

As of March 15, 1996, Registrant had outstanding 3,880,396 shares of Common Stock, $0.015 Par Value, its only class of voting stock.

DOCUMENT INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for the registrant's 1996 Annual Meeting of Stockholders.

                         TABLE OF CONTENTS

Item
                                                                     Page

                         PART I

1. and 2.   BUSINESS and PROPERTIES..................................  3

3.     LEGAL PROCEEDINGS............................................. 13

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 14


                         PART II

5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS........................................... 14

6.     SELECTED FINANCIAL DATA....................................... 15

7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS........................... 16

8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................... 20

9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURES.......................... 20


                         PART III

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........... 21

11.     EXECUTIVE COMPENSATION....................................... 21

12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT................................................... 21

13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 21

                         PART IV

14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K..................................................... 22

                         PART I

ITEMS 1 and 2. BUSINESS and PROPERTIES

GENERAL

     Prima Energy Corporation (the "Company" or "Prima", which reference includes the Company's wholly owned subsidiaries) was incorporated in April, 1980 as a start-up company for the purpose of engaging in the exploration for, and the acquisition, development and production of crude oil and natural gas and for other related business activities. In October of 1980 the Company became publicly owned with a $3.6 million common stock offering. In more recent years, the Company's activities, through its wholly owned subsidiaries, have expanded to include oil and gas property operations, oilfield services and natural gas marketing.

     In 1986, the Company effected a one-for-fifteen reverse stock split of the Company's common shares.

     On December 18, 1992, the Company elected to change its fiscal year end from June 30 to December 31, effective December 31, 1992. This change was made, among other reasons, to enhance comparability of the Company's results of operations with other oil and gas companies, most of which report on a calendar year basis.

     The Board of Directors of Prima approved a two for one stock split of the Company's common stock, to shareholders of record on July 22, 1993, distributed August 2, 1993. As a result, the number of shares of common stock outstanding increased from 1,940,198 to 3,880,396 on the distribution date. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock split.

OIL AND GAS OPERATIONS

     The Company's oil and gas activities are conducted in the Rocky
Mountain region with its current principal operations centered in the greater Wattenberg Field area ("Wattenberg Area") in the Denver-Julesburg Basin in northeastern Colorado. At December 31, 1995, the Company operated 310 producing wells. It is an objective of the Company to operate, when possible, the oil and gas properties in which it has economic interests. The Company believes, with the responsibility and authority as operator, it is in a better position to control costs, safety, and timeliness of work as well as other critical factors affecting the economics of a well.

     The Company's net proved reserves as of December 31, 1995, as estimated by in-house engineers, consisted of approximately 48 Bcf of natural gas and 2,700,000 barrels of oil having an estimated pretax discounted present value of approximately $47.8 million. Approximately 89% of Prima's year end estimated reserves on a barrel of oil equivalent ("BOE") basis are attributable to the Wattenberg Area; approximately 77% of the reserves are proved developed reserves and approximately 74% are attributable to natural gas reserves.

     During 1995, natural gas spot prices in the Rocky Mountain region were at their lowest levels since the deregulation of natural gas a decade ago.
A combination of mild weather, increased deliverability resulting from drilling activity and technological advances, and increased Canadian imports have all contributed to abundant Rocky Mountain natural gas supplies. The average spot price for natural gas in the Rocky Mountain area during 1995 was $1.09 per MMBtu, a 29% decline from the 1994 average spot price of $1.54 per MMBtu. The average spot price for Rocky Mountain natural gas for calendar years 1992 through 1994 was $1.61 per MMBtu. Due primarily to low natural gas prices, management elected to defer additional drilling in Wattenberg until the fourth quarter of 1995 and to reduce its drilling budget. The drilling program conducted by Prima in the fourth quarter was its smallest in the Wattenberg Area over the past several years. During 1995, Prima drilled and completed 10 wells in Wattenberg compared to 44, 35 and 38 in the prior three years.

     While the Company plans to continue to develop and exploit opportunities in the Wattenberg Area over the next few years, non-Wattenberg activities will become an increasingly more important part of the Company's growth strategy. The Company intends to build upon past success utilizing the reserve, production and cash flow from core properties to create additional opportunities. For the foreseeable future, the Company intends to emphasize:

    Further exploitation of the Company's inventory of potential drillsites and recompletion opportunities based upon its technical evaluation and activity in the areas where the Company is active.

    Acquisition of both developed and undeveloped properties. The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. At December 31, 1995, the Company owned interests in 139,876 gross, 81,342 net undeveloped acres primarily in the Rocky Mountain region and the Texas Panhandle.

    Prospect generation - the Company intends to utilize its own personnel and outside consultants to develop exploration prospects to be drilled either solely by the Company or with partners on lease acreage acquired in Prima's core areas. The Company also acquires interests in exploratory or development projects through acquisition or farm-ins.

1995 ACTIVITY

WATTENBERG AREA

     The Wattenberg Area is located from approximately 10 to 50 miles northeast of Denver, Colorado and encompasses an area in excess of 1,000 square miles. The Company has drilled and completed approximately 150 wells in the area over the last five years. The Company's drilling and production activities have been centered in a portion of the field where the primary productive reservoirs are the Codell and Niobrara formations with occasional production from the J-Sand, Parkman and Sussex formations. The Codell and Niobrara reservoirs, which blanket large areas of the field, have moderate porosity and low permeability, and therefore require fracture stimulation to establish economic production. Recoverable reserves in any individual wellbore are controlled by reservoir quality, reservoir thickness, the gas-to-oil ratio, and fracture stimulation techniques. Over the years, the Company has developed an extensive database of well information and production history.

     During the fall of 1995, the Company commenced a twelve well (11.87 net) drilling program in the Wattenberg Area. At December 31, ten of the wells had been drilled, one well was drilling and the twelfth well was drilled the second week in January. As of March 15, 1996, all of the wells were completed and producing out of the Codell Formation. Additionally, during 1995 the Company successfully recompleted two wells (2.0 net) in the Codell Formation.

     The Company intends to continue its development and exploitation activities in the Wattenberg Area, with the timing of the activities largely dependent on natural gas and oil prices. At December 31, 1995, the Company owned or controlled nearly 350 potential drillsites in the Wattenberg Area.
A substantial number of these locations are in areas where the Company believes historical results of older producing wells have either been uneconomic or marginally economic. The Company's strategy includes drilling and completing selected wells in these areas over the next few years utilizing advanced drilling and completion techniques, improved marketing, and cost controls in an attempt to improve the wells' economics and prove up additional acreage. There is no assurance that all of these locations will ultimately be drilled or that those wells drilled will ultimately prove to be commercially productive. At December 31, 1995, the Company had classified 65 undrilled locations in Wattenberg as proved undeveloped reserves in its year-end reserve report. Additionally, in Wattenberg the Company had included in its year end reserve report 54 wells with zones behind pipe which have not been completed; such wells have been identified as recompletion candidates. The Company expects to continue its recompletion program by recompleting several of these wells each year.

WIND RIVER BASIN

     During 1994, Prima contributed approximately 27 net acres to the formation of a 440 acre federal unit, the Cave Gulch Unit, in which Prima owns a 6% interest. The unit is located on the northeastern margin of the Wind River Basin in central Wyoming. The unit was formed to target a thick section of lenticular sandstones in the Fort Union and Lance formations of Tertiary and Upper Cretaceous age. In August of 1994, the Cave Gulch Federal Unit #1 was drilled and discovered a significant natural gas field in the Lance sandstone below the Owl Creek Thrust. The well began flowing on-line December 2, 1994 at rates of approximately 9 to 10 MMcf of natural gas per day and 100 barrels of oil per day. After one year of production, the well continues to produce at these approximate rates.

      During 1995, Prima participated with a 6% non-operated working interest in eight additional wells drilled within the unit. At December 31, 1995, four of the wells were producing, one was shut-in and three were in various stages of completion. At March 15, 1996, two of the three wells had been completed and were also producing and the third was being tested. January 1996 production rates from unit wells approximated 64 MMcf of natural gas per day and 350 barrels of oil per day. Approximately 7% of Prima's year end reserves on a BOE basis were attributable to the Cave Gulch Unit. The Company owns working interests ranging from 6% to 50% in 4,221 gross, 691 net acres in an approximate radius of two miles from the Cave Gulch Federal Unit #1. Prima intends to participate for its 6% interest in any additional unit wells to be drilled in the future.

     Currently, the pipelines taking gas from the Cave Gulch area are operating at capacity. Plans have been announced by the pipeline companies to expand their take-away capacity and to expand their delivery capabilities into the mid-continent gas markets. Several of the wells at Cave Gulch are near raptor nesting areas. Primarily due to the proximity of raptor nesting sites, the Bureau of Land Management has directed that an Environmental Impact Statement ("EIS") be prepared covering the Cave Gulch Unit and surrounding lands. During the period in which this study is being conducted, drilling activities will be substantially curtailed. Production activities, however, will continue. The timing of future drilling will be impacted by the pipeline expansions, completion of the EIS and the timing of obtaining drilling permits after meeting various governmental regulations and requirements. It is unlikely that additional wells will be drilled in the Cave Gulch area prior to the summer of 1996 at the earliest.

     Prima has been active in the area of the Cave Gulch discovery since 1987. The Company participated during 1987 and 1988 as a non-operating working interest owner in the drilling and completion of two gas wells in the Frontier Formation at depths of approximately 2,700 feet. The wells are believed to be capable of modest commercial production but have not been connected to a sales line. Due to the high volumes of natural gas being produced in the area, pipeline constraints postponed the anticipated hook-up of these two wells in 1995. The Company owns a 20% interest in the two wells. The Cave Gulch Federal Unit #1 is approximately two miles from the shallow Frontier wells.

     During the summer of 1995, the Company participated in the drilling of one shallow operated exploratory well (.375 net) in Natrona County, Wyoming. This well has been plugged and abandoned. The Company also participated with a 24% non-operated working interest in the drilling and attempted completion of the Waltman Federal 43-23 Fort Union test well on the southern end of the Waltman structure in Natrona County, Wyoming. That well also is non-commercial, but to date has not been plugged and abandoned.

BONNY FIELD

     During the latter part of 1994, Prima and the other working interest owners at the Bonny Field located in Yuma County, Colorado, entered into a comprehensive, confidential settlement agreement which resolved years of disputes and litigation involving this field. As a result of this settlement, Prima received $1,200,000 in net settlement proceeds and increased its working interest in the field from approximately 1.5625% to 15.5%, which included the exchange of net profits interests for additional working interests. Additionally, Prima increased its interest in the gathering and compression entity, Bonny Gathering Company, from approximately 6.4% to 15.5%. The significant terms of the gas purchase agreement covering this field have been litigated and the Courts have upheld the working interest owner positions regarding the contract price (the contract price is $5.90 per MMBtu), new wells (new wells qualify for the $5.90 per MMBtu price), market-out (the purchaser does not have a market out), take-or-pay (the contract provides for 95% take-or-pay) and term (the purchaser is obligated to continue to purchase the gas beyond the primary term of the contract, May 2002). The purchaser appealed the Court's ruling on the term provision. In December of 1995, the Tenth Circuit Court of Appeals affirmed the District Court's decision on the term provision. In March of 1996, the purchaser filed a Petition for Writ of Certiorari with the United States Supreme Court concerning the term provision.

     During 1995, the working interest owners drilled 26 development wells at the Bonny Field. All 26 wells have been completed and are producing in the Niobrara Formation at a depth of approximately 1,700 feet. Production at the Bonny Field has increased from approximately 2,000 Mcf per day at December 31, 1994 to approximately 5,000 Mcf per day at December 31, 1995. Approximately 4% of Prima s year end reserves were attributable to the Bonny Field. An additional four development wells have been drilled, completed and placed on production during the first quarter of 1996. The Company intends to participate in the ongoing development of the Bonny Field.

OTHER DRILLING ACTIVITY

     During 1995, the Company agreed to the formation of a federal unit and participated for a 6% non-operated working interest in the Eldorado 15-1 exploratory well in White Pine County, Nevada. This high risk well with big target reserve potential was unsuccessful and has been plugged and abandoned.

     In California, Prima participated with a 10% working interest in an 8,000 foot test well on a prospect covering approximately 14,000 gross acres in the San Joaquin Basin. The well was drilled in December 1995 and tested in January 1996. The well was not commercially productive and was plugged and abandoned.

PRODUCTION

     The Company's net natural gas production averaged 11,775 Mcf per day for the year ended December 31, 1995 compared to 11,156 Mcf per day for the year ended December 31, 1994 and 10,252 Mcf per day during the year ended December 31, 1993. Net oil production averaged 729 barrels per day for the year ended December 31, 1995 compared to 811 barrels per day during the year ended December 31, 1994 and 674 barrels per day during the year ended December 31, 1993. The table below summarizes information with respect to the Company's producing oil and gas properties for each of these periods.

                                             Years Ended December 31,
                                           1995        1994        1993
Quantities Sold:
  Natural gas (net Mcf)...............  4,298,000   4,072,000   3,742,000
  Oil (net barrel)....................    266,000     296,000     246,000
Average Sales Price:
  Natural Gas (per Mcf)...............    $  1.61     $  1.76     $  1.88
  Oil (per barrel)....................    $ 17.19     $ 14.90     $ 16.50
Average production (lifting)
  costs per equivalent barrel (1).....    $  2.21     $ 2.44      $  2.68


(1) Natural gas production has been converted to a common unit of production (barrel of oil) on the basis of relative energy content (six Mcf of natural gas to one barrel of oil).

RESERVES

     The table below sets forth the Company's estimated quantities of proved reserves, all of which were located in the continental United States, and the present value of estimated future net cash flows from these reserves on a non-escalated basis, except as provided by contract. The quantities and values are based on prices in effect at December 31, 1995, averaging $18.73 per barrel of oil and $1.88 per Mcf of natural gas. The future net cash flows were discounted by ten percent per year as of the end of each of the last three fiscal periods. The ten percent discount factor is specified by the Securities and Exchange Commission and is not necessarily the most appropriate discount rate, and present value, no matter what rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For further information concerning the reserves and the discounted future net cash flows from these reserves, see Note 12 of the Notes to Consolidated Financial Statements.

                                                  December 31,
                                        1995         1994         1993
Estimated proved natural gas
  reserves (Mcf)..................   47,711,000   46,202,000   42,638,000
Estimated proved oil reserves
  (barrels).......................    2,734,000    3,009,000    2,702,000
Present value of estimated future
  net cash flows (before future
  income tax expense).............  $47,785,000  $47,671,000  $42,110,000
Standardized measure of discounted
  future net cash flows............ $39,180,000  $38,095,000  $34,935,000

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above table represents estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced. There has been no major discovery or other favorable or adverse event that is believed to have caused a significant change in estimated proved reserves subsequent to December 31, 1995.

     Since January 1, 1995, the Company has filed Department of Energy
Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

PRODUCTIVE WELLS

     The following table summarizes total gross and net productive wells for the Company at December 31, 1995.
                                               Productive Wells
                                            Oil                 Gas
                                    Gross(1)   Net(2)   Gross(1)   Net(2)
       Operated:
         Colorado.................     8         7.1     301       228.3
         Wyoming..................     0         0.0       1         0.9
       Non-operated:
         Colorado.................     1         0.2     132        21.9
         Oklahoma.................     2         0.2       0           0
         Utah.....................     0         0.0       2         0.4
         Texas....................     0         0.0       1         0.5
         Wyoming..................     0         0.0       5         0.3

          Total (3)...............    11         7.5     442       252.3

     Additionally, the Company has a royalty interest in 134 of the gross wells reported above in which it owns a working interest. Also, the Company has royalty interests in an additional 34 gross wells which are not included in the above table.

(1) A gross well is a well in which a working interest is held. The number of gross wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3) Wells are classified as oil wells or gas wells according to their predominate production stream. The totals include 185 dual or triple completions. Multiple completions are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

     At December 31, 1995, the Company held acreage as set forth below:

                         Developed Acreage (1)  Undeveloped Acreage (2)
Location                  Gross (3)    Net (4)   Gross (3)     Net  (4)
 California.............         0          0      14,270        1,123
 Colorado...............    17,589     10,846      27,014       12,929
 Nevada.................         0          0       3,840          360
 Oklahoma...............     1,875         58           0            0
 Texas..................       482        325      27,577       25,616
 Utah...................       320         66       1,857          598
 Wyoming................       657        145      65,318       40,716
   Total................    20,923     11,440     139,876       81,342


(1)  Developed acres are acres spaced or assigned to productive wells.

(2) Undeveloped acreage are those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

(3) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(4) A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

     Many of the leases summarized in the table above as undeveloped acreage will expire at the end of their respective primary terms unless production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the expiration dates of the gross and net acres subject to leases summarized in the table of undeveloped acreage.
                                                 Acres Expiring
     Twelve Months Ending:                       Gross       Net
       December 31, 1996.................        7,088      2,004
       December 31, 1997.................        3,677      2,519
       December 31, 1998.................       24,971     21,682
       December 31, 1999.................       11,520     10,366
       December 31, 2000.................        6,839      5,066
       December 31, 2001 and later.......       49,786     29,304

DRILLING ACTIVITIES

     Certain information with regard to the Company's drilling activities for the years ended December 31, 1995, 1994 and 1993 is set forth below:

                                   1995          1994           1993
                                Gross   Net   Gross   Net    Gross   Net
Exploratory:
  Productive..................    0    0.00     0    0.00      0    0.00
  Dry.........................    4    0.78     0    0.00      0    0.00
                                  4    0.78     0    0.00      0    0.00
Development:
  Productive..................   45   15.38    46   34.36     34   33.45
  Dry.........................    0     0.0     0    0.00      1    1.00
                                 45    5.38    46   34.36     35   34.45
Total
  Productive..................   45   15.38    46   34.36     34   33.45
  Dry.........................    4    0.78     0    0.00      1    1.00

                                 49   16.16    46   34.36     35   34.45


OIL AND GAS MARKETING AND TRADING

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and gas trading activities that consist of the purchase and resale of natural gas.

     The Company has entered into a number of gas sales agreements with respect to the sale of gas from its producing wells. These contracts vary with respect to their specific provisions, including price, quantity and length of contract. The Company's oil production is sold under contracts at prices which are based upon posted prices. For the year ended December 31, 1995, all of the Company's production from the Bonny Field, which accounted for approximately 4% of the Company's natural gas production, was committed to a gas sales contract that had a fixed price ($5.90 per MMBtu). At December 31, 1995, none of the remaining production was sold under a fixed price contract or under a contract that required the Company to deliver any specified amount of production.

     Total revenues from the sales of natural gas and oil produced by the Company were $11,502,000, or 60.4% of consolidated revenues, for the year ended December 31, 1995. During 1995, two purchasers of the Company's oil and gas production accounted for 21% and 20% of the Company's total revenues. Although the loss of either of these customers could have a material adverse effect on the Company, the Company believes it would be able to locate alternate customers in the event of the loss of either or both of these purchasers.

     As a result of its trading activities, the Company may from time to time have purchase or sale commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company attempts to control and monitor its exposure to these risks by monitoring and hedging its trading positions as it deems appropriate. All trades or positions are reviewed by the Chief Executive Officer before they are committed to and significant positions are reviewed by the Company's
Board of Directors.  There were no open positions at December 31, 1995.

     During the year ended December 31, 1995, revenues from trading activities, which included the cost of gas purchased or sold for trading purposes, were $4,604,000, representing 24.2% of the Company's consolidated revenues. One customer accounted for 54% of the Company's trading revenues and 13% of total consolidated revenues.

     A participation agreement was executed May 24, 1989 between the Company and an unrelated third party participant ("Participant"), to supply the natural gas required for a 50 megawatt cogeneration facility in Brush, Colorado. The Company has contracted to supply 70% of the committed quantities. Also on May 24, 1989, the Company and the Participant signed a Gas Sales Agreement with the owner/operator of the cogeneration facility. The Gas Sales Agreement requires that approximately 1,750,000 MMBtu's per year of natural gas for 15 years be supplied to the cogeneration facility. Deliveries of natural gas began in the fall of 1990. Under the agreement, the owner/operator is required to take or pay for 80% of the annual contract quantity. The Company has dedicated a substantial portion of its proved reserves in the Wattenberg Area to cover its share of the commitment. The 1996 price for the gas is $2.57 per MMBtu, which escalates annually at the higher of 3% or a sharing of the indexed energy payment rate received by the owner/operator. The agreement allows the Company to supply the natural gas from other sources, substitute dedicated reserves or secure marketing arrangements with third-party suppliers. During 1995, the Company supplied all gas from marketing arrangements with third-party suppliers.

OILFIELD SERVICES

     The Company's oilfield service business is conducted under the name of Action Oilfield Services, Inc. ("Action"), a wholly owned subsidiary. Action owns five completion rigs, a swab rig, and various trucking, earth moving, water hauling and oilfield rental equipment including pumps, tanks, workstrings and blow-out preventors. Action's activities are currently concentrated in the Wattenberg Area. Action provides these services on wells owned and operated by Prima and for third parties. During 1995, 24.5% of Action's revenues were from wells owned by Prima. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing these services are eliminated in the consolidated financial statements. Over the past few years, the Wattenberg Area has been one of the most active areas in the United States for drilling of new wells. Due at least in part to the decline in natural gas prices, activity in the area declined significantly during 1995. During 1995, Action elected to stack two of its rigs and is monitoring activity and utilization rates to determine if further actions are warranted. The Company anticipates activity levels in the Wattenberg Area in 1996 will continue to be lower than levels experienced prior to 1995. Revenues recorded by Action from third parties during the year ended December 31, 1995 were $1,487,000 or 7.8% of consolidated revenues.

MANAGEMENT AND OPERATOR SERVICES

     The Company provides management and operator services for approximately 310 wells which the Company operates. The Company also serves as managing venturer and operator of Bonny Gathering Company, a joint venture formed to construct and operate a natural gas gathering and pipeline facility in the Bonny Field in eastern Colorado. Revenues attributable to management and operator services were $1,084,000 for the year ended December 31, 1995, which was 5.7% of consolidated revenues.

CERTAIN RISKS

     Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

     The oil and gas business involves a variety of operating risks, including the risk of fire, explosions and blow-outs, as well as risks associated with production, marketing and general economic conditions. The Company maintains insurance against some, but not all, of these risks, any of which could result in substantial losses to the Company. There can be no assurance that any insurance would be adequate to cover any losses or exposure to liability or whether insurance will continue to be available at premium levels that justify its purchase or whether it will be available at all.

COMPETITION

     The Company competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy.

GOVERNMENT REGULATION

     All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. These regulations may substantially increase the cost of doing business and sometimes prevent or delay the starting or continuing of any given exploration or development project and may adversely affect the economics of capital projects. At the present time it is impossible to predict what effect current and future proposals or changes in existing laws or regulations will have on operations, estimates of oil and natural gas reserves, or future revenues. The costs of complying, monitoring compliance and dealing with the agencies that administer these regulations can be significant.

PHYSICAL PROPERTIES

     The Company owns 160 acres of land in Weld County, Colorado near LaSalle, Colorado. A shop, office building and yard facilities located on the land are used for the Company's field and oilfield service operations. Net book value of the land and buildings at December 31, 1995 was $222,000. The service company and field operations own related equipment, including completion rigs, a swab rig, water trucks, a dozer, a grader, rental equipment and various oil field vehicles with a net book value of $716,000 at December 31, 1995.

     The Company owns a 15.5% interest in Bonny Gathering Company, a joint venture which owns a gas gathering and pipeline system located in Yuma County, Colorado. The book value of this partnership interest was $72,000 at December 31, 1995. The facility consists of 70 miles of gas gathering lines, 26 miles of main trunk line, an office and shop building, and related compression and dehydration facilities. The Company also owns a 6% limited partnership interest in 22 acres of land in Phoenix, Arizona with a book value at December 31, 1995 of $257,000.

     The Company leases its Denver office space at an annual rate of $130,000 per year. Such offices consist of 11,717 square feet and the lease continues until November 30, 2000. The Company owns office furniture and equipment with a net book value at December 31, 1995 of $136,000.

EMPLOYEES AND OFFICES

     As of December 31, 1995, the Company had 55 full-time employees, including 18 in its Denver office and 37 field employees. Action Oilfield Services employed 22 of the field employees and 15 were employed in Prima's field production, pumping and gas gathering activities. The Company's principal executive offices are located at 1801 Broadway, Suite 500, Denver, Colorado 80202.


ITEM 3.     LEGAL PROCEEDINGS

     On January 31, 1994, Prima and certain other producers at the Bonny Field filed suit seeking declaratory judgment establishing Williams Natural Gas Company's ("Williams") obligation to purchase natural gas under the terms of the parties Gas Purchase Contracts following the conclusion of the primary term of those contracts. Defendant Williams contends that it has an option to continue purchasing natural gas rather than an obligation.

     Prima and the other producers filed a Motion for Summary Judgment. On January 16, 1995, the Court issued its opinion finding in favor of Prima and the other producers, holding that Williams is obligated under the language of the contracts to continue to purchase gas past the primary term of the contracts in accordance with the terms and conditions of the contracts.

     On January 31, 1995, Williams filed an appeal with the Tenth Circuit Court of Appeals. On December 5, 1995, the Tenth Circuit Court of Appeals affirmed the District Court's decision in favor of Prima and the other producers.

     On approximately March 5, 1996, Williams filed a Petition for Writ of Certiorari with the United States Supreme Court. Prima and the other producers will be filing a Response to the Petition shortly.

     At December 31, 1995, the Company is not engaged in any other material pending legal proceedings to which the Company is a party or which any of its property is subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1995.


                        PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

     (a)   Principal Market or Markets.   Prima's common stock is traded on
the NASDAQ National Market under the symbol "PENG." The following table sets forth the NASDAQ high and low bid quotations for Prima's common stock for each quarterly period during the Company's years ended December 31, 1995 and 1994.

              Year Ended December 31, 1995           HIGH        LOW

Quarter Ended March 31, 1995.................      $14 1/4     $10 3/4
Quarter Ended June 30, 1995..................       15 1/2      13 3/8
Quarter Ended September 30,1995..............       15          11 3/4
Quarter ended December 31,1995...............       14 3/4      13 1/4

              Year Ended December 31, 1994

Quarter Ended March 31, 1994.................      $16 1/2     $12 3/4
Quarter Ended June 30, 1994..................       15 1/2      11
Quarter Ended September 30, 1994.............       15 1/4      13
Quarter Ended December 31, 1994..............       14          10 1/4


     On March 15, 1996 the closing sale price for the Company's common stock was $11.75 per share.

     The above quotations are from sources believed to be reliable. They do not include any retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     (b)   Approximate Number of Holders of Common Stock.    The number of
holders of record of Prima's common stock at March 15, 1996 was 1,298.

     (c)   Dividends.   Holders of common stock are entitled to receive such
dividends as may be declared by Prima's Board of Directors. The Company has not paid any cash dividends since its inception. The Company anticipates that all earnings will be retained for the development of its business and that no cash dividends will be declared in the foreseeable future.


ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth a summary of selected consolidated financial data. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto.

                                                Six Months
                             Years Ended          Ended     Years Ended
                             December 31,        December    June 30,
                        1995     1994    1993    31,1992   1992    1991
                                (in thousands, except per share data)
Income Statement Data:
Revenues:
 Oil and gas sales.. $11,502  $11,558  $11,107  $ 3,924  $ 5,552  $ 5,207
 Trading revenues...   4,604    3,790    2,143    1,082    2,005    1,873
 Oilfield services..   1,487    2,102    1,744      901    1,453    1,388
 Management and
  operator fees.....   1,084    1,014    1,063      571    1,092    1,098
 Interest and
  dividend income...     154      143      196      131      326      411
 Other..............     217    1,477      211      219    1,227      (77)
                      19,048   20,084   16,464    6,828   11,655     9,900
Expenses:
 General,
  administrative
  and cost of
  oilfield services..  3,033    3,259    3,070    1,550    2,705    2,714
 Depreciation,
  depletion
  and amortization..   4,372    4,313    3,869    1,315    2,071    1,952
 Lease operating
  expense...........   1,432    1,512    1,336      468      787      740
 Production taxes...     736      863      999      351      462      470
 Cost of trading....   3,613    3,334    1,849      913    1,556    1,615
                      13,186   13,281   11,123    4,597    7,581    7,491
Income before
 income taxes.......   5,862    6,803    5,341    2,231    4,074    2,409
Income taxes........   1,370    1,572    1,090      445      815      500

Net Income..........  $ 4,492  $ 5,231 $  4,251  $ 1,786 $ 3,259  $ 1,909
Net Income per Common
  Share and Common
  Share Equivalent..  $  1.16  $  1.35 $   1.09  $  0.46 $  0.83  $  0.47


Balance Sheet Data
  (at end of period):
Total assets........  $38,565  $35,716 $ 29,477  $21,731 $18,380  $14,797
Net property and
  equipment.........   29,118   28,177   21,428   13,624   8,693    5,999
Long-term debt......        0    1,000    1,300        0       0        0
Stockholders'
  equity............   29,916   25,353   20,270   16,019  14,233   11,348
Working capital.....    4,292      848    2,003    2,970   6,032    5,421


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are internally generated cash flows and existing cash and cash equivalents. Net cash provided by operating activities before working capital changes totaled $9,719,000 for the year ended December 31, 1995 compared to $10,873,000 for the year ended December 31, 1994 and $8,653,000 for the year ended December 31, 1993. Net working capital at December 31, 1995 was $4,292,000 as compared to $848,000 at December 31, 1994. Current assets were $8,792,000 at December 31, 1995 compared to $6,784,000 at December 31, 1994. Current liabilities were $4,500,000 at December 31, 1995 compared to $5,936,000 at December 31, 1994.
Current assets increased from December 31, 1994 levels by $2,008,000 and current liabilities decreased by $1,436,000 for the same period, resulting in a working capital increase of $3,444,000 for the year ended December 31, 1995.

     The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn. The Company paid off the amount owing of $1,000,000 at December 31, 1994, during the first six months of 1995.

     The Company invested $5,182,000 in additions to oil and gas properties during the year ended December 31, 1995, compared to $10,620,000 during the year ended December 31, 1994 and $11,057,000 during the year ended December 31, 1993. During 1995, $3,634,000 was paid for the Company's share of development well costs and recompletions, $202,000 for exploratory costs, $1,319,000 for acquisitions of unproved properties and $27,000 for purchases of proved properties. Other uses of funds in 1995 included $249,000 for purchases of office equipment and oilfield service equipment and facilities and $181,000 for purchases of marketable securities.

     The standardized measure of estimated discounted future net cash flows of the Company's proved oil and natural gas reserves increased to $39,180,000 at December 31, 1995 as compared to $38,095,000 at December 31, 1994 and $34,935,000 at December 31, 1993. Estimated future net cash flows (undiscounted) before income taxes from proved oil and natural gas reserves rose to $85,028,000 at December 31, 1995 compared to $83,316,000 at December 31, 1994 and $73,351,000 at December 31, 1993. Oil reserves at December 31, 1995 decreased 9% and natural gas reserves increased 3% compared to December 31, 1994. The weighted average natural gas price received at December 31, 1995 on Company production was $1.88 per Mcf, a decrease of $.04 per Mcf compared to December 31, 1994. The year end weighted average oil price was $18.73 per barrel, an increase of $2.73 per barrel compared to December 31, 1994.

     In late 1990, the Company began deliveries of gas to the cogeneration facility in Brush, Colorado, per its contract with the project owner. At December 31, 1995, the contract price of $2.57 per MMBtu, escalated annually at 3% pursuant to the pricing provisions of the contract, was used to value gas reserves equivalent to one half of the minimum contract quantity or 8.14% of the Company's estimated proved natural gas reserves, based on the Company's estimate of the percentage of the minimum contract requirement that will be fulfilled from its existing reserves.

     At December 31, 1995, an estimated capital expenditure of $15,425,000 will be required to develop the Company's proved undeveloped and proved developed non-producing reserves over the next several years. Approximately $13,434,000, net of future development costs, of the estimated future net cash flows of the Company's proved oil and gas reserves at December 31, 1995 were proved undeveloped reserves.

     The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. The Company expects its operations, including acquisitions and drilling prospects, will be financed by funds provided from operations, working capital, various cost-sharing arrangements, borrowings under its line of credit or from other financing alternatives.

     Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

RESULTS OF OPERATIONS

1995 vs 1994

     For the year ended December 31, 1995, the Company earned net income of $4,492,000, or $1.16 per share, on revenues of $19,048,000, compared to net income of $5,231,000, or $1.35 per share, on revenues of $20,084,000 for the year ended December 31, 1994. Operating expenses were $13,186,000 for the 1995 year compared to $13,281,000 for 1994. Revenues decreased $1,036,000 or 5%, expenses decreased $95,000 or 1% and net income decreased $739,000 or 14% in 1995. The revenues, net income and earnings per share for 1994 include $1,200,000, $750,000 and $.19, respectively, for proceeds received from a non-recurring lawsuit settlement.

     Oil and gas sales for the year ended December 31, 1995 were $11,502,000 compared to $11,558,000 for the year ended December 31, 1994, a decrease of $56,000 or .5%. The Company's net production was 4.30 Bcf of natural gas and 266,000 barrels of oil in 1995 compared to 4.07 Bcf of natural gas and 296,000 barrels of oil in 1994. The Company's natural gas production increased due to its participation in the drilling of new wells in the Cave Gulch Unit and the Bonny Field. The average price received per Mcf of natural gas sold was $1.61 for the year ended December 31, 1995 compared to $1.76 per Mcf for the year ended December 31, 1994, a decrease of $.15 per Mcf or 8.5%. Approximately 4% of the natural gas production for the year ended December 31, 1995 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.43 per Mcf for the year ended December 31, 1995. The average price received per barrel of oil sold was $17.19 for 1995 compared to $14.90 for 1994, an increase of $2.29 per barrel or 15%.

     Trading revenues and cost of trading represent the marketing of third party gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $4,604,000 for 1995 compared to $3,790,000 for 1994, an increase of $814,000 or 21%. The Company marketed 2,295,000 MMBtu's of third party gas in 1995 compared to 1,678,000 MMBtu's in 1994. Costs of trading were $3,613,000 for 1995 compared to $3,334,000 for 1994, an increase of $279,000 or 8%.

     Oilfield service revenues of $1,487,000 and $2,102,000 for the years ended December 31, 1995 and 1994, respectively, represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from five completion rigs, a swab rig, trucking, water hauling, dozer and roustabout work, rental equipment and other related activities. The decrease in revenues is attributable to decreased activity in the Wattenberg Field Area where the service company is active. This decline in activity is due at least in part to the decline in natural gas prices incurred during the latter part of 1994 and continuing into 1995, which resulted in a significant decline in drilling activity in the area.
For the years ended December 31, 1995 and 1994, 25% and 35% of the gross fees billed by Action were for Company owned wells. The Company's share of fees paid to Action on owned wells and the costs associated with providing the services are eliminated in consolidation. The services performed for the Company have declined because the Company reduced the size of its 1995 Wattenberg drilling program compared to previous years programs.

     Management and operator fees for the years ended December 31, 1995 and 1994 were $1,084,000 and $1,014,000, respectively. Management and operator fees are earned pursuant to the Company's roles as operator for approximately 310 oil and gas wells located primarily in the Wattenberg Area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees increased in 1995 due to increased management fees earned as managing venturer of the gas gathering system.

     General and administrative expense and cost of oilfield services ("G&A") totaled $3,033,000 for the year ended December 31, 1995 compared to $3,259,000 for the year ended December 31, 1994. These costs include the direct and indirect expenses of the Company's service business as well as costs of payroll, insurance, rent, office, maintenance, etc. G&A costs decreased by $226,000 or 7%. The Company has sought to reduce its costs consistent with the reduced activity levels in the service business by stacking equipment and reducing the work force.

     Depreciation, depletion and amortization ("DD&A") rates are affected by production levels and changes in reserve estimates. Total DD&A expense was $4,372,000 in 1995 compared to $4,313,000 for 1994, an increase of $59,000.
The Company's depletion of oil and gas properties was $4,058,000 or $4.13 per equivalent barrel of production on 983,000 equivalent barrels produced in 1995, compared to $3,974,000 or $4.08 per equivalent barrel of production on 974,000 equivalent barrels produced in 1994. Included in DD&A expense for 1995 and 1994 is $314,000 and $339,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings.

     Lease operating expenses ("LOE") were $1,432,000 for the year ended December 31, 1995 compared to $1,512,000 for the year ended December 31, 1994. Production taxes were $736,000 and $863,000 for the same periods. Total lifting costs (LOE plus production taxes) were 19% of oil and gas revenues and $2.21 per equivalent barrel of production for 1995 compared to 21% and $2.44 for 1994.

     The provision for income taxes was $1,370,000 for the year ended December 31, 1995 compared to $1,572,000 for the year ended December 31, 1994. The effective tax rate was 23.4% in 1995 compared to 23.1% in 1994. Effective tax rates are affected by amounts of temporary and permanent differences in financial and taxable income and by statutory depletion deductions and Section 29 tax credits.

1994 vs 1993

     For the year ended December 31, 1994, the Company earned net income of $5,231,000, or $1.35 per share, on revenues of $20,084,000, compared to net income of $4,251,000, or $1.09 per share, on revenues of $16,464,000 for the year ended December 31, 1993. Operating expenses were $13,281,000 for the 1994 year compared to $11,123,000 for 1993. Revenues increased $3,620,000 or 22%, expenses increased $2,158,000 or 19% and net income increased $980,000 or 23% in 1994.

     Oil and gas sales for the year ended December 31, 1994 were $11,558,000 compared to $11,107,000 for the year ended December 31, 1993, an increase of $451,000 or 4%. The Company's net production was 4.07 Bcf of natural gas and 296,000 barrels of oil in 1994 compared to 3.74 Bcf of natural gas and 246,000 barrels of oil in 1993. The Company's production increased due to its participation in the drilling of new wells and the recompletion of older wells. The average price received per Mcf of natural gas sold was $1.76 for the year ended December 31, 1994 compared to $1.88 per Mcf for the year ended December 31, 1993. The average price received per barrel of oil sold was $14.90 compared to $16.50 for the same periods.

     Trading revenues were $3,790,000 for 1994 compared to $2,143,000 for 1993, an increase of $1,647,000 or 77%. The Company marketed 1,678,000 MMBtu's of third party gas in 1994 compared to 902,000 MMBtu's in 1993.
Costs of trading were $3,334,000 for 1994 compared to $1,849,000 for 1993, an increase of $1,485,000 or 80%.

     Oilfield service revenues were $2,102,000 for the year ended December 31, 1994 compared to $1,744,000 for the year ended December 31, 1993. Fees increased by $358,000, or 21% for 1994 as utilization rates increased and the Company expanded its oilfield service operating base through acquisitions of additional service equipment. For the years ended December 31, 1994 and 1993, 35% and 39% of the gross fees billed by Action were for Company owned wells.

     Management and operator fees for the years ended December 31, 1994 and 1993, were $1,014,000 and $1,063,000, respectively. The Company's operated approximately 300 oil and gas wells during 1994 compared to 260 for 1993, as well as the joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado.

     Other revenues includes $1,200,000 in net proceeds from the settlement of prior litigation. The settlement proceeds were received and the income recognized in the fourth quarter of 1994. The proceeds increased the Company's net income by approximately $750,000 or $.19 per share.

     General and administrative expense and cost of oilfield services ("G&A") totaled $3,259,000 for the year ended December 31, 1994 compared to $3,070,000 for the year ended December 31, 1993. G&A costs increased by $189,000 or 6%. The cost of oilfield services has increased due to increased activity. However, the Company's share of costs associated with providing services for owned wells is eliminated in consolidation.

     Total DD&A expense was $4,313,000 in 1994 compared to $3,869,000 for 1993, an increase of $444,000 or 11%. The Company's depletion of oil and gas properties was $3,974,000 or $4.08 per equivalent barrel of production in 1994, compared to $3,520,000 or $4.05 per equivalent barrel of production for 1993. Included in DD&A expense for 1994 and 1993 is $339,000 and $349,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings.

      LOE was $1,512,000 for the year ended December 31, 1994 compared to $1,336,000 for the year ended December 31, 1993. Production taxes were $863,000 and $999,000 for the same periods. Total production expenses were 21% of oil and gas revenues and $2.44 per equivalent barrel of production for 1994 compared to 21% and $2.68 for 1993.

     The provision for income taxes was $1,572,000 for the year ended December 31, 1994 compared to $1,090,000 for the year ended December 31, 1993. The effective tax rate was 23.1% in 1994 compared to 20.4% in 1993.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides standards for accounting for the impairment of various long-lived assets. The Company is required to adopt SFAS 121 no later than 1996. The Company uses the full cost method of accounting for its oil and gas properties, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net cash flows from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Company.

     During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to either account for, or disclose, stock based compensation in their financial statements. The Company is required to adopt SFAS 123 no later than 1996. Because the Company intends to elect only the disclosure provisions of SFAS 123, the adoption of SFAS 123 is not expected to have a material effect on the financial position or results of operations of Prima.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An index to these Consolidated Financial Statements and Schedules is also included in
Item 14(a) of this Annual Report on Form 10-K.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

     Since the Company's inception, there has not been any Form 8-K filed under the Securities Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.


                          PART III

The information required by Part III is omitted from this report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the Company's Proxy Statement.


ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's Proxy Statement.


                          PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

     (a)     (1)  FINANCIAL STATEMENTS

	   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

Independent Auditors' Report ........................................ 23
Consolidated Balance Sheets at December 31, 1995 and 1994............ 24
Consolidated Statements of Income for the years ended
  December 31, 1995, 1994 and 1993................................... 26
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1995, 1994 and 1993................................... 27
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993................................... 28
Notes to Consolidated Financial Statements for the years ended
  December 31, 1995, 1994 and 1993................................... 29

     (a)     (2)  FINANCIAL STATEMENT SCHEDULES

There are no required financial statement schedules.

     (a)     (3)   EXHIBITS

The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

      Exhibit No.   Document

        10.1        First Amendment to Trinity Place Office Lease
                    (Incorporated by reference as Exhibit 10-95.1 to
                    Form 10-Q filed August 14, 1995)
        10.2        Line of Credit Letter Agreement  (Incorporated by
                    reference as Exhibit 10-95.2 to Form 10-Q filed
                    August 14, 1995)
        21          Subsidiaries of the Registrant
        27          Financial Data Schedules
        99          Petition for Writ of Certiorari - Williams Natural Gas
                    Company, Petitioner v. Talus Properties Limited
                    Partnership, Prima Oil & Gas Company, John P.
                    Lockridge, Yuma County Oil Company, and JER
                    Partnership, Respondents


     (b)     REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the Registrant's fiscal quarter ended December 31, 1995.

                         INDEPENDENT AUDITORS' REPORT



Prima Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Prima Energy Corporation ("Company") and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for the above stated periods, in conformity with generally accepted accounting principles.








DELOITTE & TOUCHE LLP

March 22, 1996
Denver, Colorado

               PRIMA ENERGY CORPORATION

              	CONSOLIDATED BALANCE SHEETS
              	DECEMBER 31, 1995 and 1994

             	 ASSETS


                                                     1995         1994
CURRENT ASSETS
Cash and cash equivalents......................  $ 3,977,000  $ 1,558,000
Available for sale securities, at market.......    1,180,000      895,000
Receivables (net of allowance for doubtful
   accounts: 1995, $43,000; 1994, $49,000).....    3,087,000    3,425,000
Tubular goods inventory........................      217,000      478,000
Deferred tax asset.............................      101,000      174,000
Other current assets...........................      230,000      254,000

      Total current assets.....................    8,792,000    6,784,000

OIL AND GAS PROPERTIES, at cost, accounted
   for using the full cost method..............   45,774,000   40,686,000
Less accumulated depreciation,
   depletion and amortization..................  (17,730,000) (13,672,000)

      Oil and gas properties - net.............   28,044,000   27,014,000

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment.....................    1,888,000    1,800,000
Furniture and equipment........................      518,000      500,000
Field office, shop and land....................      334,000      300,000
                                                   2,740,000    2,600,000
Less accumulated depreciation..................  ( 1,666,000) ( 1,437,000)

      Property and equipment - net.............    1,074,000    1,163,000

OTHER ASSETS
Cash, designated...............................      326,000      457,000
Other..........................................      329,000      298,000

      Total other assets.......................      655,000      755,000

                                                 $38,565,000  $35,716,000





See accompanying notes to consolidated financial statements.

               PRIMA ENERGY CORPORATION

               CONSOLIDATED BALANCE SHEETS (cont'd.)
              	DECEMBER 31, 1995 and 1994

              	LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     1995         1994
CURRENT LIABILITIES
Accounts payable...............................  $ 1,746,000  $ 3,110,000
Amounts payable to oil and gas property owners.    1,086,000    1,364,000
Production taxes payable.......................    1,239,000    1,109,000
Accrued and other liabilities..................      429,000      353,000

      Total current liabilities................    4,500,000    5,936,000

NOTE PAYABLE - BANK............................            0    1,000,000
PRODUCTION TAXES, non-current..................    1,012,000    1,139,000
DEFERRED TAX LIABILITY.........................    3,137,000    2,288,000

      Total liabilities........................    8,649,000   10,363,000


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
   2,000,000 shares authorized;
   no shares issued or outstanding.............            0            0
Common stock, $0.015 par value, 8,000,000
   shares authorized; 3,880,396 shares
   issued and outstanding......................       58,000       58,000
Additional paid-in capital.....................    4,251,000    4,251,000
Retained earnings..............................   25,684,000   21,192,000
Unrealized loss on available for sale
  securities...................................      (77,000)    (148,000)

      Stockholders' equity.....................   29,916,000   25,353,000

                                                 $38,565,000  $35,716,000










See accompanying notes to consolidated financial statements.

               PRIMA ENERGY CORPORATION

               CONSOLIDATED STATEMENTS OF INCOME
           	   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


                                      1995          1994          1993
REVENUES
Oil and gas sales...............  $11,502,000   $11,558,000   $11,107,000
Trading revenues................    4,604,000     3,790,000     2,143,000
Oilfield services...............    1,487,000     2,102,000     1,744,000
Management and operator fees....    1,084,000     1,014,000     1,063,000
Interest and dividend income....      154,000       143,000       196,000
Other...........................      217,000     1,477,000       211,000

                                   19,048,000    20,084,000    16,464,000

EXPENSES
General, administrative and cost
 of oilfield services...........    3,033,000     3,259,000     3,070,000
Depreciation, depletion and
 amortization...................    4,372,000     4,313,000     3,869,000
Lease operating expense.........    1,432,000     1,512,000     1,336,000
Production taxes................      736,000       863,000       999,000
Cost of trading.................    3,613,000     3,334,000     1,849,000

                                   13,186,000    13,281,000    11,123,000

INCOME BEFORE INCOME TAXES......    5,862,000     6,803,000     5,341,000
PROVISION FOR INCOME TAXES......    1,370,000     1,572,000     1,090,000

NET INCOME......................  $ 4,492,000   $ 5,231,000   $ 4,251,000

NET INCOME PER COMMON SHARE
 AND COMMON SHARE EQUIVALENT....  $      1.16   $      1.35   $      1.09

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING AND COMMON  SHARE
  EQUIVALENTS...................    3,883,536     3,885,411     3,883,941








See accompanying notes to consolidated financial statements.

               PRIMA ENERGY CORPORATION

              	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           	   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


                         ADDITIONAL                UNREALIZED
               COMMON      PAID-IN      RETAINED    LOSS ON
                STOCK      CAPITAL      EARNINGS   SECURITIES     TOTAL

BALANCES,
 January 1,
 1993......... $58,000   $4,251,000   $11,710,000  $       0  $16,019,000

Net income....                          4,251,000               4,251,000

BALANCES,
 December 31,
 1993.........  58,000    4,251,000    15,961,000          0   20,270,000

Net income....                          5,231,000               5,231,000

Unrealized loss
 on available
 for sale
 securities...                                      (148,000)    (148,000)

BALANCES,
 December 31,
 1994.........  58,000    4,251,000    21,192,000   (148,000)  25,353,000

Net income....                          4,492,000               4,492,000

Unrealized gain
 on available
 for sale
 securities...                                        71,000       71,000

BALANCES,
 December 31,
 1995......... $58,000   $4,251,000   $25,684,000  $ (77,000) $29,916,000
















See accompanying notes to consolidated financial statements.

               PRIMA ENERGY CORPORATION

	              CONSOLIDATED STATEMENTS OF CASH FLOWS
              	FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


                                     1995          1994          1993
OPERATING ACTIVITIES
Net income .....................  $ 4,492,000   $ 5,231,000   $ 4,251,000
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation, depletion and
  amortization..................    4,372,000     4,313,000     3,869,000
  Deferred income taxes.........      889,000     1,277,000       606,000
  Other.........................      (34,000)       52,000       (73,000)
                                    9,719,000    10,873,000     8,653,000

  Changes in operating assets
  and liabilities:
   Receivables..................      338,000    (1,426,000)      360,000
   Inventory....................      261,000       286,000      (260,000)
   Other assets.................       24,000      (159,000)      (44,000)
   Payables.....................   (1,512,000)      467,000     1,771,000
   Accrued and other liabilities       76,000        49,000      (614,000)
    Net cash provided by
     operating activities.......    8,906,000    10,090,000     9,866,000

 INVESTING ACTIVITIES
Additions to oil and gas
  properties....................   (5,182,000)  (10,620,000)  (11,057,000)
Purchases of other property.....     (249,000)     (481,000)     (664,000)
Purchases of securities.........     (181,000)      (70,000)     (211,000)
Proceeds from sales of
  securities....................            0       488,000       890,000
Proceeds from sales of
  property......................      125,000        42,000        54,000
     Net cash used by
     investing activities.......   (5,487,000)  (10,641,000)  (10,988,000)

FINANCING ACTIVITIES
Borrowings under line of credit.            0     2,000,000     1,300,000
Payments on line of credit......   (1,000,000)   (2,300,000)            0
     Net cash provided by (used
     in) financing activities...   (1,000,000)     (300,000)    1,300,000

Increase (Decrease) in Cash
  and Cash Equivalents..........    2,419,000      (851,000)      178,000
Cash and Cash Equivalents,
  beginning of year.............    1,558,000     2,409,000     2,231,000

Cash and Cash Equivalents,
  end of year...................  $ 3,977,000   $ 1,558,000   $ 2,409,000



See accompanying notes to consolidated financial statements.

               PRIMA ENERGY CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 and 1993


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Prima Energy Corporation ("Prima") is an independent oil and gas company primarily engaged in the exploration for, acquisition, development and production of, crude oil and natural gas. Through its wholly owned subsidiaries, Prima is also engaged in oil and gas property operations, oilfield services and natural gas gathering and marketing. Prima's current activities are principally conducted in the Rocky Mountain region.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Prima and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at December 31, 1995.

Use of Estimates

     The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Consolidated Statements of Cash Flows

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Supplemental disclosures of cash flow information:

       Cash paid during the period for:

                                      Years Ended December 31,
                                    1995        1994        1993
       Income taxes...........    $      0    $584,000    $700,000
       Interest...............      29,000      59,000      54,000

Available for Sale Securities

     The Company classifies all securities as "available for sale," states them at market value and reports unrealized gains and losses, net of income tax effect, as an adjustment to stockholders' equity. Available for sale securities are readily marketable and used routinely in operations, therefore the Company has classified its portfolio as a current asset. Realized gains and losses are determined on the specific identification method.

INVENTORY

     Inventory consists of tubular goods stated at the lower of cost or market value using the specific identification method.

OIL AND GAS PROPERTIES

     The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company's oil and gas properties are located within the United States, which constitutes one cost center. No gain or loss is recognized upon normal sale or abandonment of undeveloped or producing oil and gas properties unless the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

     Capitalized costs of oil and gas properties may not exceed an amount equal to the present value discounted at 10% of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties.
Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

     The Company does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Company estimates that such costs will be offset by the salvage value of the equipment sold upon abandonment of such properties. The Company's estimates are based upon its historical experience and upon review of current properties and restoration obligations.

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides standards for accounting for the impairment of various long-lived assets. The Company is required to adopt SFAS 121 no later than 1996. The Company uses the full cost method of accounting for its oil and gas properties, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net cash flows from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Company.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Renewals and betterments which substantially extend the useful life of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives, 3 to 10 years, of the assets.

TRADING

     The Company recognizes revenues and costs on natural gas trading transactions at the point in time when gas is delivered to the purchaser. At December 31, 1995 and 1994, the Company had delivered 48,000 MMBtu's and 41,000 MMBtu's respectively, into the pipeline which had not been delivered to the purchaser. This gas is valued at the lower of cost or market value. Market value for this purpose is deemed to be the sales price specified in the contract under which the Company intends to sell the gas. Included in other current assets at December 31, 1995 and 1994, is $60,000 and $53,000 respectively, representing the cost of gas which had been delivered into the pipeline but not delivered to the purchaser.

HEDGING TRANSACTIONS

     The Company periodically uses both commodity futures contracts and price swaps to hedge the impact of natural gas and oil price fluctuations on a portion of its production and gas marketing activities. Gains and losses on hedging transactions are deferred until the physical transaction occurs for financial reporting purposes. Deferred gains and losses are evaluated in connection with the physical transaction underlying the hedge position.
Gains or losses on hedging activities are recorded in the income statement as adjustments of the revenue or cost of the underlying physical transaction. Hedging activities are reported as operating activities in the statements of cash flows. There were no open positions at December 31, 1995.

     If the Company enters into price swaps or commodities transactions that do not correspond to scheduled physical transactions (scheduled physical transactions include committed gas marketing activities or production from producing wells), the transactions would not qualify for hedge accounting. In that event, the Company records the instruments at fair value and gains or losses are recorded as fair values fluctuate compared to cost.

GOVERNMENT REGULATION

     All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. As of December 31, 1995, the Company had not been fined or cited for any violations of government regulations which would have a material adverse effect upon capital expenditures, earnings or the competitive position of the Company in the oil and gas industry.

MANAGEMENT, OPERATOR AND OILFIELD SERVICE FEES

     The Company receives management fees for services performed as the managing venturer and operator for a gas gathering and pipeline joint venture. Such fees are included in income. Income from operating wells for third parties is recognized pursuant to the applicable operating agreements when the services are performed. Oilfield services fees are recognized as income when the services are performed for third parties.

INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

EARNINGS PER SHARE

     Net income per common share and common share equivalents is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Options to purchase stock are included as common stock equivalents, when dilutive, using the treasury stock method.

2. AVAILABLE FOR SALE SECURITIES

     The Company's investments are comprised of marketable equity securities. For the year ended December 31, 1994, the Company sold securities with a market value of $488,000 which resulted in realized gains and losses of $4,000 and $85,000, respectively. No securities were sold in 1995. The net unrealized loss on securities at December 31, 1995 and 1994 is included as a separate component of stockholders' equity net of deferred income taxes of $46,000 and $78,000, respectively. The change in net unrealized gain or loss on securities for the years ended December 31, 1995 and 1994 was determined as follows:

                                                     1995        1994
     Net unrealized loss, beginning of year....... $ 226,000   $       0
     Net unrealized loss, end of year.............   122,000     226,000
     Net unrealized gain or (loss)................ $ 104,000   $(226,000)


The components of fair value as of December 31, 1995 and 1994 are as follows:

                                                      1995        1994
     Cost (including reinvested distributions).... $1,302,000  $1,121,000
     Gross unrealized gains.......................      1,000           0
     Gross unrealized losses......................   (123,000)   (226,000)
     Fair value................................... $1,180,000  $  895,000


3. LONG-TERM DEBT

     Long-term debt at December 31, 1994 consisted of borrowings under an $8,000,000 unsecured line of credit with a commercial bank. The note bears interest at the bank's prime rate, with interest payable monthly. Funds are available on a revolving basis until April 30, 1997. The balance of principal plus accrued interest is payable at maturity, May 1, 1997. There was no balance outstanding on the line of credit at December 31, 1995 or March 15, 1996.

                                                      December 31,
                                                 1995            1994
      Total borrowings......................  $         0     $1,000,000
      Current payable.......................            0              0
      Long-term debt........................  $         0     $1,000,000

      Interest rate.........................          8.5%           8.5%


4. CONTRACT SETTLEMENTS

     During the quarter ended December 31, 1994, the Company received proceeds resulting from a Federal District Court decision regarding the pricing and take-or-pay provisions of a gas contract which had been in litigation for approximately eight years. The Company recorded the $1,200,000 of net proceeds received as other revenues.


5.  INCOME TAXES

     The components of the provision for income taxes are as follows:

                                             Years Ended December 31,
                                          1995        1994        1993
Current provision..................... $  481,000  $  295,000  $  484,000
Deferred provision....................  1,243,000   1,492,000     982,000
Minimum tax credit carryforwards......   (354,000)   (215,000)   (376,000)

Provision for income taxes............ $1,370,000  $1,572,000  $1,090,000

     The provision for income taxes differs from the amount of income taxes determined by applying the federal statutory income tax rate to pretax earnings. The reasons for these differences, shown as a percent of pre-tax earnings, are as follows:
                                           Years Ended December 31,
                                           1995      1994      1993
Statutory income tax rate.............     34.0%     34.0%     34.0%
Percentage depletion..................     (3.4)     (2.2)     (2.7)
Section 29 credits....................    (13.7)     (8.6)    (16.8)
State taxes...........................      2.9       3.1       2.9
Other.................................      3.6      (3.2)      3.0

                                           23.4%     23.1%     20.4%

     Deferred income taxes result from temporary differences in the timing of income and expense for financial and income tax reporting purposes. The Company's temporary differences are attributable to (1) intangible drilling costs deducted for income tax purposes but depleted for financial statement purposes, (2) different depreciation methods,
(3) state income taxes expensed in the financial statements prior to actual payment to state taxing authorities and (4) excess income tax versus financial reporting basis in partnerships. The tax effects of these temporary differences are partially offset by minimum tax credit carryforwards.

     At December 31, 1995, the Company had minimum tax credit carryforwards of approximately $2,478,000, which may be carried forward indefinitely.

     The net deferred tax liability in the accompanying December 31, 1995 and 1994 balance sheets includes the following components:

                                                   1995         1994
     Deferred Tax Assets:
       Minimum tax credit carryforwards......   $2,478,000   $2,128,000
       Depreciation..........................      (42,000)     (41,000)
       State deferred income taxes...........      226,000      181,000
       Investment in partnerships............       58,000       78,000
       Other.................................      114,000      185,000

                                                 2,834,000    2,531,000

      Deferred Tax Liabilities:
        Intangible drilling costs............    5,340,000    4,402,000
        Other................................      530,000      243,000

                                                 5,870,000    4,645,000
      Net Deferred Tax Liability.............   $3,036,000   $2,114,000


6.  MAJOR CUSTOMERS

     For the past three years, three customers have each provided over 10% of the Company's revenues from the oil and gas industry segment. Following is a table summarizing the percentage provided by each customer. Although the Company sells the majority of its oil and gas production to a few purchasers, there are numerous other purchasers in the area, therefore, the loss of its significant customers would not adversely affect the Company's operations.

                                                   A       B        C

     Year ended December 31, 1995...............   21%     20%      13%
     Year ended December 31, 1994...............   26      20       14
     Year ended December 31, 1993...............   32      22       14


7.  INDUSTRY SEGMENT INFORMATION

     The following table sets forth revenues, operating earnings before income taxes, identifiable assets, depreciation, depletion and amortization expense and capital expenditures for the years ended December 31, 1995, 1994 and 1993 for the Company's two identifiable industry segments.

                                      1995          1994          1993
Revenues
  Oil and gas...................  $17,399,000   $17,916,000   $14,472,000
  Oilfield services.............    1,968,000     3,214,000     2,875,000
  Other.........................      162,000        66,000       248,000
    Total.......................  $19,529,000   $21,196,000   $17,595,000

Operating Earnings
  Oil and gas...................  $ 5,617,000   $ 6,307,000   $ 4,778,000
  Oilfield services.............      104,000       489,000       369,000
  Other.........................      141,000         7,000       194,000
    Total.......................  $ 5,862,000   $ 6,803,000   $ 5,341,000

Identifiable Assets
 Oil and gas....................  $28,116,000   $27,055,000   $20,399,000
 Oilfield services..............      939,000       976,000       857,000
 Other..........................    9,510,000     7,685,000     8,221,000
   Total........................  $38,565,000   $35,716,000   $29,477,000

Depreciation, Depletion and
Amortization Expense
 Oil and gas....................  $ 4,058,000   $ 3,974,000   $ 3,520,000
 Oilfield services..............      247,000       280,000       267,000
 Other..........................       67,000        59,000        82,000
   Total........................  $ 4,372,000   $ 4,313,000   $ 3,869,000

Capital Expenditures
  Oil and gas...................  $ 5,182,000   $10,620,000   $11,057,000
  Oilfield services.............      230,000       425,000       575,000
  Other.........................       19,000        56,000        89,000
    Total.......................  $ 5,431,000   $11,101,000   $11,721,000


     Oilfield services revenue includes $481,000, $1,112,000 and $1,131,000 for the years ended December 31, 1995, 1994 and 1993, respectively, for intersegment sales.


8.  COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

     During 1995, the Company entered into an agreement to extend its current operating lease for office space for an additional five years, with a term through November 30, 2000. Rental expense, net of sublease rental income, totaled $127,000, $124,000 and $74,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum annual rentals are as follows:

     Year ending December 31, 1996................. $123,000
     Year ending December 31, 1997.................  126,000
     Year ending December 31, 1998.................  129,000
     Year ending December 31, 1999.................  132,000
     Year ending December 31, 2000.................  124,000

                                                    $634,000

DELIVERY COMMITMENT

     A participation agreement was executed May 24, 1989 between the Company and an unrelated third party to supply the natural gas required for a 50 megawatt cogeneration facility in Brush, Colorado. The Company has contracted to supply 70% of the committed quantities. Also on May 24, 1989, the Company and the other party signed a Gas Sales Agreement with the owner/operator of the cogeneration facility. The Gas Sales Agreement requires that approximately 1,750,000 MMBtu's per year of natural gas for 15 years be supplied to the cogeneration facility. Under the agreement, the owner/operator is required to take or pay for 80% of the annual contract quantity. The Company has dedicated a substantial portion of its proved reserves in Weld County, Colorado to cover its share of the commitment. The 1996 price for the gas is $2.57 per MMBtu, which escalates annually at the higher of 3% or a sharing of the indexed energy payment rate received by the owner/operator.

9.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

     The Board of Directors adopted the Prima Energy Corporation 1993
Stock Incentive Plan effective September 14, 1993. The Plan was approved by Prima's stockholders at the 1994 Annual Meeting. The plan reserves 400,000 shares of Prima's common stock for issuance to key employees at fair market value on the date of grant of a stock option. Options granted under the plan vest at 20% per year for five years, with a term of 10 years from the date of grant. As of December 31, 1995, options to purchase 155,000 shares at $13.25 per common share, of which 62,000 shares were vested, options to purchase 15,000 shares at $14.00 per common share, of which 3,000 were vested, and options to purchase 75,000 shares at $14.875, none of which were vested, had been granted under the plan. None of the options had been exercised as of December 31, 1995 or March 15, 1996.

     During 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires entities to either account for, or disclose, stock based compensation in their financial statements. The Company is required to adopt SFAS 123 no later than 1996. Because the Company intends to elect only the disclosure provisions of SFAS 123, the adoption of SFAS 123 is not expected to have a material effect on the financial position or results of operations of Prima.

Employee Stock Ownership Plan

     The Company has an Employee Stock Ownership Plan ("Plan") and a
Trust to administer the Plan.  The Plan is qualified under Section
401(a) of the Internal Revenue Code of 1986, as amended, and is for the benefit of all eligible employees of the Company. Allocations to participants are made annually as of the last day of the Plan year, September 30, and are allocated among the participants in proportion to their eligible compensation for the Plan year. Contributions to the plan are payable at a minimum rate of 5% of eligible salaries. Through the Plan year ended September 30, 1993, the Plan provided for contributions to be made quarterly and to be used to purchase Prima common stock on the open market. Effective October 1, 1993, the Plan was amended to allow fully vested employees the option to direct the Plan Trustees to diversify a portion of their Plan investments by selling a limited percent of Prima common stock and investing the proceeds in various investment options. The Plan benefits all full-time employees and includes six year, 100% vesting provisions. For the years ended December 31, 1995, 1994 and 1993, the Company expensed $93,000, $119,000 and $103,000, respectively, of contributions payable to the Plan.


10.  DESIGNATED CASH AND RELATED PRODUCTION TAXES PAYABLE

     The Company has designated a portion of its cash balance for payment of production taxes withheld from third party revenue interest owners. The non-current portion of production taxes payable relates to ad valorem taxes collected and accrued for production through December 1995 which is not payable until fiscal 1997 or later. The related cash collected from third party revenue interest owners designated for payment of non-current ad valorem taxes is reflected as a non-current asset.


11.  TRANSACTIONS WITH RELATED PARTIES

     The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. One of the general partners of the partnership is a company controlled by the brother of the Company's president. The Company participated on the same basis as the other limited partners. This transaction was approved by the disinterested members of the Company's Board of Directors.

     Certain of the Company's directors and officers have participated, either individually or through entities which they control, in oil and gas prospects or properties in which the Company has an interest.
These participations, which have been on a working interest basis, have been in prospects or properties originated or acquired by the Company. In substantially every instance, there has also been one or more non-affiliated participants who participated on the same basis as the officers and directors. In some cases, the interests sold to affiliated and non-affiliated participants were sold on a promoted basis requiring these participants to pay a portion of the Company's costs. Each of the participations by directors and officers has been on terms no less favorable to the Company than it could have obtained from non-affiliated participants. It is expected that joint participations with the Company will occur from time to time in the future. All participations by the officers and directors have and will continue to be approved by the disinterested members of the Company's Board of Directors.

     At any point in time, there are receivables and payables with officers and directors that arise in the ordinary course of business. These amounts are not significant.

12.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

     Costs incurred in oil and gas property acquisition, exploration and development activities are as follows:

                                           Years Ended December 31,
                                      1995          1994          1993
Acquisition costs:
  Unproved properties...........  $ 1,319,000    $  688,000   $   341,000
  Proved properties.............       27,000       402,000       472,000
Exploration costs...............      202,000             0             0
Development costs...............    3,634,000     9,530,000    10,244,000

  Total........................   $ 5,182,000   $10,620,000   $11,057,000

Amortization per equivalent
  barrel of production.........   $      4.13   $      4.08   $      4.05


     Results of operations for oil and gas producing activities are as follows:

                                           Years Ended December 31,
                                      1995          1994          1993
Revenues
  Oil and gas sales.............  $11,502,000   $11,588,000   $11,107,000
Expenses
  Lease operating expense.......    1,432,000     1,512,000     1,336,000
  Production taxes..............      736,000       863,000       999,000
  Depreciation, depletion and
   amortization.................    4,058,000     3,974,000     3,520,000
                                    6,226,000     6,349,000     5,855,000

Income before income taxes......    5,276,000     5,239,000     5,252,000
Income tax expense..............    1,233,000     1,048,000     1,050,000
Income from oil and gas
  producing properties..........  $ 4,043,000   $ 4,191,000   $ 4,202,000


     The reserve information presented below has been prepared by the Company's personnel. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced.

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those proved reserves expected to be recovered through existing wells with existing equipment and operating methods.

     Proved oil and gas reserves of the Company, all of which are located in the United States, are as follows:

                                      Years Ended December 31,
                               1995             1994            1993
                            Oil    Gas       Oil    Gas      Oil    Gas
                          (MBBLS) (MMCF)   (MBBLS) (MMCF)  (MBBLS) (MMCF)
Proved reserves:
 Beginning of year.......  3,009  46,202    2,702  42,638   1,998  32,341
 Purchases of oil and
  gas reserves in place..     14     123        4     345      80   1,100
 Revisions of previous
  estimates..............    (39)   (218)     (90) (2,624)   (118)  1,340
 Extensions, discoveries
  and other additions....     17   5,924      689   9,915     989  11,611
 Production..............   (266) (4,298)    (296) (4,072)   (246) (3,742)
 Sales of oil and gas
  reserves in place......     (1)    (22)      (0)     (0)     (1)    (12)

 End of Year.............  2,734  47,711    3,009  46,202   2,702  42,638

Proved developed reserves:
  Beginning of year......  2,080  35,664    1,724  30,422   1,265  21,388

  End of year............  1,853  38,076    2,080  35,664   1,724  30,422


      Standardized measures of discounted future net cash flows relating to proved oil and gas reserves are as follows:

                                          Years Ended December 31,
                                     1995          1994          1993

Future cash inflows............  $148,101,000  $144,215,000  $129,969,000
Future production costs........   (47,648,000)  (47,347,000)  (41,553,000)
Future development costs.......   (15,425,000)  (13,552,000)  (15,065,000)

Future net cash flows..........    85,028,000    83,316,000    73,351,000
10% discount factor............   (37,243,000)  (35,645,000)  (31,241,000)

Discounted future net cash
  flows before income taxes....    47,785,000    47,671,000    42,110,000
Discounted future income taxes.    (8,605,000)   (9,576,000)   (7,175,000)

Standardized measure of
 discounted future net
 cash flows....................  $ 39,180,000  $ 38,095,000  $ 34,935,000


     The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                           Years Ended December 31,
                                      1995          1994          1993

Sales of oil and gas produced,
 net of production costs.......  $ (9,334,000) $ (9,183,000) $ (8,772,000)
Net changes in prices and
 production costs..............    (1,763,000)   (3,980,000)   (3,837,000)
Extensions, discoveries, and
 improved recovery, less
 related costs.................     8,505,000    13,899,000    12,598,000
Development costs incurred
 during the year...............     2,729,000     3,609,000     4,307,000
Changes in estimated future
 development costs.............    (2,629,000)     (103,000)     (444,000)
Revisions of previous quantity
 estimates and other...........    (1,291,000)   (2,383,000)       88,000
Purchases of reserves in place.       101,000       208,000       844,000
Sales of reserves in place.....       (13,000)            0       (14,000)
Accretion of discount..........     3,809,000     3,494,000     2,980,000
Net change in income taxes.....       971,000    (2,401,000)   (2,613,000)
Net change.....................  $  1,085,000  $  3,160,000  $  5,137,000



13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 1995, 1994 and 1993.

                                         Three Months Ended
                             3/31/95     6/30/95     9/30/95    12/31/95
Year Ended
December 31, 1995
   Revenues............... $5,702,000  $3,954,000  $4,003,000  $5,389,000
   Income before income
     taxes................  1,632,000   1,291,000   1,343,000   1,596,000
   Net income.............  1,257,000   1,001,000   1,008,000   1,226,000
   Net income per share...       0.32        0.26        0.26        0.32


                                        Three Months Ended
                             3/31/94    6/30/94      9/30/94    12/31/94
Year Ended
December 31, 1994                                                  (1)
    Revenues.............. $4,794,000  $4,691,000  $4,139,000  $6,460,000
    Income before income
      taxes...............  1,510,000   1,483,000   1,295,000   2,515,000
    Net income............  1,215,000   1,193,000   1,035,000   1,788,000
    Net income per share..       0.31        0.31        0.27        0.46


                                         Three Months Ended
                             3/31/93     6/30/93     9/30/93    12/31/93
Year Ended
December 31, 1993
    Revenues.............. $4,042,000  $4,121,000  $3,482,000  $4,819,000
    Income before income
      taxes...............  1,257,000   1,351,000   1,147,000   1,586,000
    Net income............  1,007,000   1,101,000     927,000   1,216,000
    Net income per share..       0.26        0.28        0.24        0.31



(1) Includes $1,200,000 of revenue, $750,000 of net income and $.19 per share from non-recurring contract settlements.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prima Energy Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on the 22nd day of March, 1996.

                                   PRIMA ENERGY CORPORATION



                                   By: /s/ Richard H. Lewis
                                       Richard H. Lewis, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

      Signature                  Title                       Date



 /s/Richard H. Lewis                                      March 22, 1996
 Richard H. Lewis         Chairman, President, Treasurer,
                          (Principal Executive and
                          Financial Officer)

 /s/Robert E. Childress                                   March 22, 1996
 Robert E. Childress      Director


 /s/Douglas J. Guion                                      March 22, 1996
 Douglas J. Guion         Director


 /s/John P. Lockridge                                     March 22, 1996
 John P. Lockridge        Director


 /s/George L. Seward                                      March 22, 1996
 George L. Seward         Director


 /s/Sandra J. Irlando                                     March 22, 1996
 Sandra J. Irlando        Vice President of Accounting
                          and Controller