Form 10-Q
period 1996-03-31
PRIMA ENERGY CORP
filed 1996-05-08
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-Q

	[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 1996

	OR

	[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      	OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from_______________to_______________


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

Yes [x]    No [ ]

As of May 1, 1996, the Registrant had 3,880,396 shares of Common Stock, $0.015 Par Value, outstanding.

	PRIMA ENERGY CORPORATION


	INDEX


    PART I - FINANCIAL INFORMATION                                   PAGE


         Item 1.   Financial Statements

              Unaudited consolidated balance sheets.................  3

              Unaudited consolidated statements of income ..........  5

              Unaudited consolidated statements of cash flows.......  6

              Notes to unaudited consolidated financial statements..  7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....  8


    PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K..................  11

         Signature..................................................  12

	 PRIMA ENERGY CORPORATION
	  CONSOLIDATED BALANCE SHEETS
	  (UNAUDITED)

  	ASSETS

                                                  MARCH 31,   DECEMBER 31,
                                                    1996         1995
                                                 -----------  ------------
CURRENT ASSETS
Cash and cash equivalents....................... $ 4,116,000  $ 3,977,000
Available for sale securities, at market........   1,327,000    1,180,000
Receivables (net of allowance for doubtful
 accounts: 3/31/96, $43,000; 12/31/95, $43,000).   3,974,000    3,087,000
Tubular goods inventory.........................     260,000      217,000
Deferred tax asset..............................      47,000      101,000
Other...........................................     108,000      230,000
                                                  ----------   ----------

Total current assets............................   9,832,000    8,792,000
                                                  ----------   ----------
OIL AND GAS PROPERTIES, at cost, accounted
 for using the full cost method.................  46,549,000   45,774,000
Less accumulated depreciation,
  depletion and amortization.................... (18,830,000) (17,730,000)
                                                  ----------   ----------

      Oil and gas properties - net..............  27,719,000   28,044,000
                                                  ----------   ----------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment......................   1,900,000    1,888,000
Furniture and equipment.........................     542,000      518,000
Field office, shop and land.....................     338,000      334,000
                                                  ----------   ----------
                                                   2,780,000    2,740,000
Less accumulated depreciation...................  (1,742,000)  (1,666,000)
                                                  ----------   ----------

Property and equipment - net....................   1,038,000    1,074,000
                                                  ----------   ----------

OTHER ASSETS
Cash, designated................................     449,000      326,000
Other...........................................     322,000      329,000
                                                  ----------   ----------
      Total other assets........................     771,000      655,000
                                                  ----------   ----------

                                                 $39,360,000  $38,565,000
                                                  ==========   ==========



   See accompanying notes to unaudited consolidated financial statements.

 PRIMA ENERGY CORPORATION
	 CONSOLIDATED BALANCE SHEETS (cont'd.)
	 (UNAUDITED)

 	LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  MARCH 31,   DECEMBER 31,
                                                    1996         1995
                                                 -----------  ------------
CURRENT LIABILITIES
Accounts payable................................ $   511,000  $ 1,746,000
Amounts payable to oil and gas property owners..   1,056,000    1,086,000
Production taxes payable........................   1,281,000    1,239,000
Accrued and other liabilities...................     377,000      429,000
                                                  ----------   ----------

      Total current liabilities.................   3,225,000    4,500,000


PRODUCTION TAXES, non-current...................   1,263,000    1,012,000
DEFERRED TAX LIABILITY..........................   3,430,000    3,137,000
                                                  ----------   ----------

      Total liabilities.........................   7,918,000    8,649,000
                                                  ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding...............           0            0
Common stock, $0.015 par value, 8,000,000
  shares authorized; 3,880,396 shares
  issued and outstanding........................      58,000       58,000
Additional paid-in capital......................   4,251,000    4,251,000
Retained earnings...............................  27,213,000   25,684,000
Unrealized loss on available for sale
  securities....................................     (80,000)     (77,000)
                                                  ----------   ----------

      Total stockholders' equity................  31,442,000   29,916,000
                                                  ----------   ----------

                                                 $39,360,000  $38,565,000
                                                  ==========   ==========



   See accompanying notes to unaudited consolidated financial statements.

	 PRIMA ENERGY CORPORATION
	  CONSOLIDATED STATEMENTS OF INCOME
	  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                     1996         1995
                                                 -----------  -----------
REVENUES
Oil and gas sales............................... $ 3,384,000  $ 3,295,000
Trading revenues................................   2,195,000    1,576,000
Oilfield services...............................     419,000      496,000
Management and operator fees....................     265,000      263,000
Interest and dividend income....................      80,000       26,000
Other...........................................      42,000       46,000
                                                  ----------   ----------

                                                   6,385,000    5,702,000
                                                  ----------   ----------

EXPENSES
General, administrative and cost of
  oilfield services.............................     808,000      856,000
Depreciation, depletion and amortization........   1,176,000    1,206,000
Lease operating expense.........................     381,000      391,000
Production taxes................................     239,000      209,000
Cost of trading.................................   1,792,000    1,408,000
                                                  ----------   ----------

                                                   4,396,000    4,070,000
                                                  ----------   ----------

INCOME BEFORE INCOME TAXES......................   1,989,000    1,632,000
PROVISION FOR INCOME TAXES......................     460,000      375,000
                                                  ----------   ----------

NET INCOME...................................... $ 1,529,000  $ 1,257,000
                                                  ==========   ==========

NET INCOME PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT:
    Primary..................................... $      0.39  $      0.32
                                                  ==========   ==========
    Fully Diluted............................... $      0.39  $      0.32
                                                  ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  AND COMMON SHARE EQUIVALENTS:
    Primary.....................................   3,880,396    3,880,396
                                                  ==========   ==========
    Fully Diluted...............................   3,880,396    3,883,266
                                                  ==========   ==========



   See accompanying notes to unaudited consolidated financial statements.

	 PRIMA ENERGY CORPORATION
	  CONSOLIDATED STATEMENTS OF CASH FLOWS
	  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                     1996         1995
                                                 ----------   -----------
OPERATING ACTIVITIES
Net income ..................................... $ 1,529,000  $ 1,257,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization.....   1,176,000    1,206,000
   Deferred income taxes........................     348,000      282,000
   Other........................................     135,000      174,000
                                                  ----------   ----------
                                                   3,188,000    2,919,000

   Changes in current assets and liabilities:
     Receivables................................    (887,000)     901,000
     Inventory..................................     (43,000)      69,000
     Other current assets.......................     122,000      (70,000)
     Payables...................................  (1,223,000)  (3,037,000)
     Accrued and other liabilities..............     (52,000)      16,000
                                                  ----------   ----------

      Net cash provided by operating
        activities..............................   1,105,000      798,000
                                                  ----------   ----------

INVESTING ACTIVITIES
Additions to oil and gas properties.............    (911,000)    (976,000)
Purchases of other property.....................     (40,000)     (63,000)
Purchases of available for sale securities......    (151,000)     (14,000)
Proceeds from sales of oil and gas properties...     136,000            0
                                                  ----------   ----------

       Net cash used by investing activities....    (966,000)  (1,053,000)
                                                  ----------   ----------

FINANCING ACTIVITIES
Payments on line of credit......................           0     (400,000)
                                                  ----------   ----------

       Net cash used by financing activities....           0     (400,000)
                                                  ----------   ----------

INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS............................     139,000     (655,000)
CASH AND CASH EQUIVALENTS, beginning of period..   3,977,000    1,558,000
                                                  ----------   ----------

CASH AND CASH EQUIVALENTS, end of period........ $ 4,116,000  $   903,000
                                                  ==========   ==========



   See accompanying notes to unaudited consolidated financial statements.

 	PRIMA ENERGY CORPORATION
	  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 1995.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1996 and 1995 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at March 31, 1996.


3.  LINE OF CREDIT

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line bears interest at the bank's prime rate (8.25% at March 31, 1996), with interest payable monthly. Funds are available on a revolving basis until April 30, 1998. The balance of principal plus accrued interest is payable at maturity, May 1, 1998. At December 31, 1995 and March 31, 1996, there were no amounts outstanding on the line of credit.

	PRIMA ENERGY CORPORATION

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal internal sources of liquidity are internally generated cash flows and existing cash and cash equivalents. Net cash provided by operating activities before working capital changes for the three months ended March 31, 1996 was $3,188,000 compared to $2,919,000 for the same three month period of 1995. Net working capital at March 31, 1996 was $6,607,000 compared to $4,292,000 at December 31, 1995. Current liabilities at March 31, 1996 decreased from December 31, 1995 levels by $1,275,000; while current assets increased by $1,040,000 for the same period. The increase in working capital of $2,315,000 was primarily generated by cash flows from operations during the quarter ended March 31, 1996.

     The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $951,000 in property and equipment during the quarter ended March 31, 1996 compared to $1,039,000 for the 1995 quarter. The Company expended $822,000 during the 1996 quarter for its proportionate share of the costs of drilling and completing wells, $77,000 for undeveloped acreage, $12,000 for purchases of producing properties and $40,000 for other property and equipment. These expenditures compare to $452,000 for well costs, $524,000 for undeveloped acreage and $63,000 for other equipment in the 1995 quarter. The Company drilled and completed two wells (1.87 net) in the Wattenberg Field in northeastern Colorado during the first quarter of 1996. The Company also participated in the drilling and completion of four non-operated development wells (.80 net) in the Bonny Field in eastern Colorado during the 1996 quarter. The three wells in the Cave Gulch Unit in central Wyoming which were waiting on completion at December 31, 1995, were completed during the first quarter of 1996.

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

Results of Operations

     For the quarter ended March 31, 1996, the Company earned net income of $1,529,000, or $.39 per share, on revenues of $6,385,000, compared to net income of $1,257,000, or $.32 per share on revenues of $5,702,000 for the comparable quarter of 1995. Expenses were $4,396,000 for the 1996 quarter compared to $4,070,000 for the 1995 quarter. Revenues increased $683,000, or 12.0%, expenses increased $326,000, or 8.0% and net income increased $272,000, or 21.6%. The increase in both revenues and expenses is primarily attributable to increased trading of natural gas and related costs.

     Oil and gas sales for the quarter ended March 31, 1996 were $3,384,000 compared to $3,295,000 for the same period of 1995, an increase of $89,000 or 2.7%. The increase is attributable to increased production of natural gas and increased prices for both oil and natural gas, which more than offset a decline in oil production. The Company's net natural gas production was 1,209,000 Mcf and 1,117,000 Mcf for the first quarters of 1996 and 1995, respectively, an increase of 92,000 Mcf or 8.2%. Its net oil production was 69,000 barrels compared to 87,000 barrels for the same periods, a decrease of 18,000 barrels or 20.7%. The average price received for natural gas production was $1.76 per Mcf for the 1996 quarter compared to $1.63 per Mcf for the 1995 quarter, an increase of $.13 per Mcf or 8.0%. Approximately 5% of the natural gas production at March 31, 1996 is attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.53 for the 1996 quarter compared to $1.52 for the 1995 quarter. The average price received for oil in 1996 was $18.35 per barrel compared to $17.00 per barrel for the same period of 1995, an increase of $1.35 per barrel or 7.9%.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $2,195,000 for the three months ended March 31, 1996, a $619,000 increase (39.3%) over the $1,576,000 reported for the three months ended March 31, 1995. The Company marketed 1,269,000 MMBtu's for the first quarter of 1996 compared to 760,000 MMBtu's marketed during the comparable quarter of 1995. Costs of trading were $1,792,000 for the 1996 quarter compared to $1,408,000 for the 1995 quarter, an increase of $384,000 or 27.3%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $419,000 for the quarter ended March 31, 1996 compared to $496,000 for the comparable quarter of 1995. This $77,000, or 15.5% decrease in revenues is attributable to decreased activity in the Wattenberg Field area where the service company is active. This decline in activity is due at least in part to the decline in natural gas prices sustained during 1995 in the Rocky Mountain region. For the quarter ended March 31, 1996, 23% of the fees billed by Action were for Company owned wells compared to 20% for the quarter ended March 31, 1995.
The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 310 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for 1996 were $265,000 compared to $263,000 for 1995, an increase of $2,000.

     General, administrative and cost of oilfield services includes the costs of payroll, insurance, rent, office, maintenance, etc. as well as the direct and indirect expenses of the Company's service business. These expenses were $808,000 for the quarter ended March 31, 1996 compared to $856,000 for the quarter ended March 31, 1995, a decrease of $48,000 or 5.6%. The Company has sought to reduce its costs consistent with the reduced activity levels in the service business by stacking equipment and reducing the work force.

     Lease operating expenses and production taxes ("LOE") were $620,000 for the 1996 quarter compared to $600,000 for the 1995 quarter, an increase of $20,000 or 3.3%. Depreciation, depletion and amortization ("DD&A") was $1,176,000 for the first quarter of 1996 compared to $1,206,000 for the first quarter of 1995, a decrease of $30,000 or 2.5%. Production for the quarter ended March 31, 1996 was 270,000 BOE compared to 273,000 BOE for the quarter ended March 31, 1994. LOE per equivalent barrel of production was $2.29 for the first quarter of 1996 compared to $2.20 for the comparable quarter of 1995. DD&A applicable to oil and gas properties was $4.07 per equivalent barrel of production for the 1996 quarter compared to $4.12 per equivalent barrel of production for the 1995 quarter. Depreciation of other property and equipment was $76,000 and $81,000 for the quarters ended March 31, 1996 and 1995, respectively.

	The provision for income taxes increased $85,000 to $460,000 for the three months ended March 31, 1996 compared to $375,000 for the three months ended March 31, 1995. The increase is attributable to the increase in net income before income taxes, which totaled $1,989,000 for the 1996 quarter compared to $1,632,000 for the 1995 quarter, an increase of $357,000, or 21.9%. The effective income tax rate is 23% for both the 1996 and 1995 quarters. Effective tax rates are affected by amounts of temporary and permanent differences in financial and taxable income and by statutory depletion deductions and section 29 tax credits.

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

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

        The following exhibit is filed herewith pursuant to Rule 601 of Regulation S-K.

        EXHIBIT NO.               DOCUMENT

        10-96.1                   Extension of Line of Credit Agreement.


        (b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the Registrants' fiscal quarter ended March 31, 1996.

	SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRIMA ENERGY CORPORATION
                                         (Registrant)



Date       May 6, 1996             By /s/Richard H.Lewis
                                     Richard H. Lewis,
                                     President and
                                     Principal Financial Officer