Form 10-Q
period 1996-06-30
PRIMA ENERGY CORP
filed 1996-08-14
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

          [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                  OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________
                     Commission file number 0-9408

                      PRIMA ENERGY CORPORATION
         (Exact name of Registrant as specified in its charter)

           Delaware                             84-1097578
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 corporation or organization)

              1801 Broadway, Suite 500, Denver CO  80202
       (Address of principal executive offices)       (Zip Code)

                             (303) 297-2100
         (Registrant's telephone number, including area code)

                               No Change
Former name, former address and former fiscal year, if changed from last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [x]    No [ ]

As of July 31, 1996 the Registrant had 3,880,396 shares of Common Stock, $0.015 Par Value, outstanding.

                    PRIMA ENERGY CORPORATION


                             INDEX


Part I - Financial Information                                   Page


    Item 1.   Financial Statements

        Unaudited consolidated balance sheets ..................   3

        Unaudited consolidated statements of income ............   5

        Unaudited consolidated statements of cash flows ........   6

        Notes to unaudited consolidated financial statements ...   7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations ....   8


Part II - Other Information

    Item 1.  Legal Proceedings .................................  12

    Item 4.  Submission of Matters to a Vote of Security Holders  12

    Item 6.  Exhibits and Reports on Form 8-K ..................  13

    Signatures .................................................  14

                    PRIMA ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                            ASSETS

                                                   JUNE 30,   DECEMBER 31,
                                                     1996         1995
                                                 -----------  -----------
CURRENT ASSETS
Cash and cash equivalents....................... $ 5,716,000  $ 3,977,000
Available for sale securities, at market........   1,325,000    1,180,000
Receivables (net of allowance for doubtful
  accounts: 6/30/96, $43,000; 12/31/95, $43,000)   3,533,000    3,087,000
Tubular goods inventory.........................     345,000      217,000
Deferred tax asset..............................      38,000      101,000
Other...........................................      72,000      230,000
                                                  ----------   ----------
Total current assets............................  11,029,000    8,792,000
                                                  ----------   ----------
OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method................  47,052,000   45,774,000
Less accumulated depreciation,
  depletion and amortization.................... (19,857,000) (17,730,000)
                                                  ----------   ----------
Oil and gas properties - net....................  27,195,000   28,044,000
                                                  ----------   ----------
PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment......................   1,999,000    1,888,000
Furniture and equipment.........................     543,000      518,000
Field office, shop and land.....................     339,000      334,000
                                                  ----------   ----------
                                                   2,881,000    2,740,000
Less accumulated depreciation...................  (1,821,000)  (1,666,000)
                                                  ----------   ----------
Property and equipment - net....................   1,060,000    1,074,000
                                                  ----------   ----------
OTHER ASSETS
Cash, designated................................     159,000      326,000
Other...........................................     333,000      329,000
                                                  ----------   ----------
Total other assets..............................     492,000      655,000
                                                  ----------   ----------
                                                 $39,776,000  $38,565,000
                                                  ==========   ==========



See accompanying notes to unaudited consolidated financial statements.

                    PRIMA ENERGY CORPORATION
                CONSOLIDATED BALANCE SHEETS (cont'd.)
                          (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   JUNE 30,   DECEMBER 31,
                                                    1996         1995
                                                 -----------  -----------
CURRENT LIABILITIES
Accounts payable................................ $   406,000  $ 1,746,000
Amounts payable to oil and gas property owners..   1,065,000    1,086,000
Production taxes payable........................   1,123,000    1,239,000
Accrued and other liabilities...................     175,000      429,000
                                                  ----------   ----------
Total current liabilities.......................   2,769,000    4,500,000


PRODUCTION TAXES, non-current...................     450,000    1,012,000
DEFERRED TAX LIABILITY..........................   3,729,000    3,137,000
                                                  ----------   ----------
Total liabilities...............................   6,948,000    8,649,000
                                                  ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding...............           0            0
Common stock, $0.015 par value, 8,000,000
  shares authorized; 3,880,396 shares
  issued and outstanding........................      58,000       58,000
Additional paid-in capital......................   4,251,000    4,251,000
Retained earnings...............................  28,614,000   25,684,000
Unrealized loss on available for sale securities     (95,000)     (77,000)
                                                  ----------   ----------
Total stockholders' equity......................  32,828,000   29,916,000
                                                  ----------   ----------

                                                 $39,776,000  $38,565,000
                                                  ==========   ==========



See accompanying notes to unaudited consolidated financial statements.

                    PRIMA ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30,                   JUNE 30,
                        ------------------------   ------------------------
                           1996         1995          1996         1995
                        -----------  -----------   -----------  -----------
REVENUES
Oil and gas sales...... $ 3,024,000  $ 2,780,000   $ 6,408,000  $ 6,075,000
Trading revenues.......   1,813,000      477,000     4,008,000    2,053,000
Oilfield services......     654,000      296,000     1,073,000      792,000
Management and
   operator fees.......     252,000      293,000       517,000      556,000
Interest and
   dividend income.....      87,000       25,000       167,000       51,000
Other..................      45,000       83,000        87,000      129,000
                         ----------   ----------    ----------   ----------
                          5,875,000    3,954,000    12,260,000    9,656,000
                         ----------   ----------    ----------   ----------
EXPENSES
General, administrative
   and cost of oilfield
   services............     832,000      748,000     1,639,000    1,604,000
Depreciation, depletion
   and amortization....   1,106,000    1,024,000     2,282,000    2,230,000
Lease operating expense     361,000      411,000       743,000      802,000
Production taxes.......     254,000      183,000       493,000      392,000
Cost of trading........   1,491,000      297,000     3,283,000    1,705,000
                         ----------   ----------    ----------   ----------
                          4,044,000    2,663,000     8,440,000    6,733,000
                         ----------   ----------    ----------   ----------
INCOME BEFORE INCOME
   TAXES...............   1,831,000    1,291,000     3,820,000    2,923,000
PROVISION FOR INCOME
   TAXES...............     430,000      290,000       890,000      665,000
                         ----------   ----------    ----------   ----------
NET INCOME............. $ 1,401,000  $ 1,001,000   $ 2,930,000 $  2,258,000
                         ==========   ==========    ==========  ===========
NET INCOME PER SHARE:
   Primary............. $      0.36  $      0.26   $      0.75 $       0.58
                         ==========   ==========    ==========  ===========
   Fully Diluted....... $      0.36  $      0.26   $      0.75 $       0.58
                         ==========   ==========    ==========  ===========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING AND
COMMON SHARE EQUIVALENTS:
   Primary.............   3,892,720    3,894,748     3,882,337    3,881,971
                         ==========   ==========    ==========   ==========
   Fully Diluted.......   3,896,922    3,900,104     3,896,922    3,900,104
                         ==========   ==========    ==========   ==========



See accompanying notes to unaudited consolidated financial statements.

                    PRIMA ENERGY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                        JUNE 30,
                                                -------------------------
                                                   1996          1995
                                                ----------    -----------
OPERATING ACTIVITIES
Net income .................................   $ 2,930,000    $ 2,258,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and
    amortization............................     2,282,000      2,230,000
   Deferred income taxes....................       666,000        478,000
   Other....................................      (399,000)      (285,000)
                                                ----------     ----------
                                                 5,479,000      4,681,000
   Changes in current assets and liabilities:
     Receivables............................      (446,000)     1,631,000
     Inventory..............................      (128,000)        42,000
     Other current assets...................       158,000         39,000
     Payables...............................    (1,477,000)    (3,340,000)
     Accrued and other liabilities..........      (254,000)       (15,000)
                                                ----------     ----------
       Net cash provided by operating
         activities.........................     3,332,000      3,038,000
                                                ----------     ----------
INVESTING ACTIVITIES
Additions to oil and gas properties.........    (1,415,000)    (2,098,000)
Purchases of other property.................      (141,000)      (113,000)
Purchases of available for sale securities..      (174,000)       (25,000)
Proceeds from sales of property.............       137,000         14,000
                                                ----------     ----------
       Net cash used by investing activities    (1,593,000)    (2,222,000)
                                                ----------     ----------
FINANCING ACTIVITIES
Payments on line of credit..................             0     (1,000,000)
                                                ----------     ----------
       Net cash used by financing activities             0     (1,000,000)
                                                ----------     ----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.........................     1,739,000       (184,000)
CASH AND CASH EQUIVALENTS, beginning
   of period................................     3,977,000      1,558,000
                                                ----------     ----------
CASH AND CASH EQUIVALENTS, end of period....   $ 5,716,000    $ 1,374,000
                                                ==========     ==========



See accompanying notes to unaudited consolidated financial statements.

                    PRIMA ENERGY CORPORATION
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 1995.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the six month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1996 and 1995 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at June 30, 1996.


3.  LINE OF CREDIT

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line bears interest at the bank's prime rate (8.25% at June 30, 1996), with interest payable monthly. Funds are available on a revolving basis until April 30, 1998. The balance of principal plus accrued interest is payable at maturity, May 1, 1998. At December 31, 1995 and June 30, 1996, there were no amounts outstanding on the line of credit.


4. SUBSEQUENT EVENTS

     The Board of Directors of Prima declared a special dividend of $.25 per common share to be paid to stockholders of record as of the close of business on August 26, 1996. The dividend is payable August 30, 1996.

                    PRIMA ENERGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities before working capital changes for the six months ended June 30, 1996 was $5,479,000 compared to $4,681,000 for the same six month period of 1995. Net working capital at June 30, 1996 was $8,260,000 compared to $4,292,000 at December 31, 1995. Current liabilities at June 30, 1996 decreased from December 31, 1995 levels by $1,731,000 while current assets increased by $2,237,000 for the same period. The increase in working capital of $3,968,000 was primarily generated by cash flows from operations during the six months ended June 30, 1996.

     The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $1,556,000 in property and equipment during the six months ended June 30, 1996 compared to $2,211,000 for the 1995 six month period. The Company expended $1,086,000 during the 1996 six month period for its proportionate share of the costs of drilling and completing wells, $271,000 for undeveloped acreage, $58,000 for purchases of producing properties and $141,000 for other property and equipment. These expenditures compare to $873,000 for well costs, $1,225,000 for undeveloped acreage and $113,000 for other property and equipment in the 1995 six month period. The Company drilled and completed two wells (1.87 net) in the Wattenberg Field in northeastern Colorado in the first quarter of 1996. The Company also participated in the drilling and completion of nine non-operated development wells (1.6 net) in the Bonny Field in eastern Colorado during the six months ended June 30, 1996. The three wells in the Cave Gulch Unit in central Wyoming which were waiting on completion at December 31, 1995, were completed during the first quarter of 1996.

     The Board of Directors of Prima declared a special dividend of $.25 per common share to be paid to stockholders of record as of the close of business on August 26, 1996. The dividend is payable August 30, 1996.

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

Results of Operations

     For the quarter ended June 30, 1996, the Company earned net income of $1,401,000, or $.36 per share, on revenues of $5,875,000, compared to net income of $1,001,000, or $.26 per share on revenues of $3,954,000 for the comparable quarter of 1995. Expenses were $4,044,000 for the 1996 second quarter compared to $2,663,000 for the 1995 second quarter. Revenues increased $1,921,000, or 48.6%, expenses increased $1,381,000, or 51.9%, and net income increased $400,000, or 40.0%.

     For the six months ended June 30, 1996, the Company earned net income of $2,930,000, or $.75 per share, on revenues of $12,260,000, compared to net income of $2,258,000, or $.58 per share on revenues of $9,656,000 for the six months ended June 30, 1995. Expenses were $8,440,000 for the 1996 six month period compared to $6,733,000 for the 1995 six month period. Revenues increased $2,604,000, or 27.0%, expenses increased $1,707,000, or 25.4%, and net income increased $672,000, or 29.8%.

     Oil and gas sales for the quarter ended June 30, 1996 were $3,024,000 compared to $2,780,000 for the same quarter of 1995, an increase of $244,000 or 8.8%. The Company's net natural gas production was 1,149,000 Mcf and 1,016,000 Mcf for the second quarters of 1996 and 1995, respectively, an increase of 133,000 Mcf or 13.1%. Its net oil production was 55,000 barrels compared to 69,000 barrels for the same periods, a decrease of 14,000 barrels or 20.3%. The average price received for natural gas production was $1.69 per Mcf for the 1996 quarter compared to $1.50 per Mcf for the 1995 quarter,
an increase of $.19 per Mcf or 12.7%.   Approximately 5% of natural gas
production for the three months ended June 30, 1996 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.45 per Mcf for the 1996 quarter compared to $1.34 per Mcf for the 1995 quarter. The average price received for oil in the second quarter of 1996 was $19.88 per barrel compared to $18.06 per barrel for the second quarter of 1995, an increase of $1.82 per barrel or 10.1%.

     Oil and gas sales for the six months ended June 30, 1996 were $6,408,000 compared to $6,075,000 for the six months ended June 30, 1995, an increase of $333,000 or 5.5%. The Company's net natural gas production was 2,358,000 Mcf and 2,134,000 Mcf for the first six months of 1996 and 1995, respectively, an increase of 224,000 Mcf or 10.5%. Its net oil production was 123,000 barrels compared to 156,000 barrels for the same six month periods, a decrease of 33,000 barrels or 21.2%. The average price received for natural gas production was $1.72 per Mcf for the six months ended June 30, 1996 compared to $1.57 per Mcf for the six months ended June 30, 1995, an increase of $.15 per Mcf or 9.6%. Approximately 5% of natural gas production for the six months ended June 30, 1996 was attributable to production sold under the fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.49 per Mcf for the six months ended June 30,1996 compared to $1.44 for the six months ended June 30, 1995. The average price received for oil for the first six months of 1996 was $19.03 per barrel compared to $17.47 per barrel for the same period of 1995, an increase of $1.56 per barrel or 8.9%.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $1,813,000 for the three months ended June 30, 1996, a $1,336,000 increase (280.1%) over the $477,000 reported for the three months ended June 30, 1995. The Company marketed 1,217,000 MMBtu's for the second quarter of 1996 compared to 209,000 MMBtu's marketed during the comparable quarter of 1995. Costs of trading were $1,491,000 for the 1996 quarter compared to $297,000 for the 1995 quarter, an increase of $1,194,000 or 402.0%.

     Trading revenues were $4,008,000 for the six months ended June 30, 1996, an increase of $1,955,000 or 95.2% over the $2,053,000 reported for the six months ended June 30, 1995. The Company marketed 2,486,000 MMBtu's for the six month period of 1996 compared to 969,000 MMBtu's marketed during the comparable period of 1995. Costs of trading were $3,283,000 for the 1996 six month period compared to $1,705,000 for the 1995 six month period, an increase of $1,578,000 or 92.6%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $654,000 for the quarter ended June 30, 1996 compared to $296,000 for the comparable quarter of 1995, an increase of $358,000, or 120.9%. Activity levels in the Wattenberg Field Area, where the service company is active, increased during the second quarter of 1996. For the quarter ended June 30, 1996, 9.4% of the fees billed by Action were for Company owned wells compared to 20.9% for the quarter ended June 30, 1995.

     Oilfield services revenues were $1,073,000 for the six months ended June 30, 1996 compared to $792,000 for the comparable six month period of 1995, an increase of 281,000 or 35.5%. For the six months ended June 30, 1996, 15.3% of the fees billed by Action were for Company owned wells compared to 20.4% for the six months ended June 30, 1995. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 310 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended June 30, 1996 were $252,000 compared to $293,000 for the 1995 quarter, a decrease of $41,000 or 14.0%. Fees for the six months ended June 30, 1996 were $517,000 compared to $556,000 for the 1995 six month period, a decrease of $39,000 or 7.0%.

     General, administrative and cost of oilfield services includes the costs of payroll, insurance, rent, office, maintenance, etc. as well as the direct and indirect expenses of the Company's service business. These expenses were $832,000 for the quarter ended June 30, 1996 compared to $748,000 for the quarter ended June 30, 1995, an increase of $84,000, or 11.2%. Costs for the six months ended June 30, 1996 have increased $35,000, or 2.2%, to $1,639,000 from $1,604,000 at June 30, 1995. The cost of oilfield services has increased consistent with the increased activity levels experienced in the second quarter of 1996.

     Lease operating expenses and production taxes ("LOE") were $615,000 for the quarter ended June 30, 1996 compared to $594,000 for the quarter ended June 30, 1995, an increase of $21,000 or 3.5%. Depreciation, depletion and amortization ("DD&A") was $1,106,000 for the second quarter of 1996 compared to $1,024,000 for the second quarter of 1995, an increase of $82,000 or 8.0%. Production for the quarter ended June 30, 1996 was 246,000 barrels of oil equivalent ("BOE") compared to 239,000 BOE for the quarter ended June 30, 1995. LOE per equivalent barrel of production was $2.51 for the second quarter of 1996 compared to $2.49 for the comparable quarter of 1995. DD&A applicable to oil and gas properties was $4.17 per equivalent barrel of production for the 1996 quarter compared to $3.95 per equivalent barrel of production for the 1995 quarter. Depreciation of other property and equipment was $80,000 and $81,000 for the quarters ended June 30, 1996 and 1995, respectively.

     LOE was $1,236,000 for the six months ended June 30, 1996 compared to $1,194,000 for the six months ended June 30, 1995, an increase of $42,000 or 3.5%. DD&A was $2,282,000 for the six month period of 1996 compared to $2,230,000 for the six month period of 1995, an increase of $52,000 or 2.3%. Production for the 1996 six month period was 516,000 BOE compared to 511,000 BOE for the 1995 six month period. LOE per equivalent barrel of production was $2.39 for 1996 compared to $2.33 for 1995. DD&A applicable to oil and gas properties was $4.12 per equivalent barrel of production for the 1996 six month period compared to $4.05 per equivalent barrel of production for the 1995 six month period. Depreciation of other property and equipment was $155,000 and $162,000 for the six months ended June 30, 1996 and 1995, respectively.

     The provision for income taxes was $430,000 for the quarter ended June 30, 1996, compared to $290,000 for the quarter ended June 30, 1995. The provision for the six months ended June 30, 1996 was $890,000 compared to $665,000 for the same six month period of 1995. Income before income taxes increased $539,000 for the 1996 quarter, and the effective tax rate increased to 23.5% from 22.5%. Income before income taxes for the six month period of 1996 increased by $897,000, and the effective tax rate increased to 23.3% from 22.8%. Effective tax rates are affected by amounts of temporary and permanent differences in financial and taxable income and by statutory depletion deductions and section 29 tax credits.

     Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. To the extent that oil and natural gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict oil and natural gas prices.

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

Item 1.  Legal Proceedings

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

     On March 5, 1996, Williams filed a Petition for Writ of Certiorari with the United States Supreme Court. On June 24, 1996, the United States Supreme Court denied the petition for Writ of Certiorari.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 12, 1996, the Company held an annual meeting of stockholders. The following table sets forth certain information relating to each matter voted upon at the meeting.

                                                   Votes
                                    -------------------------------------
                                                      Withheld/   Broker
Matters Voted Upon                     For    Against  Abstain  Non-Votes
- -------------------------------     --------- -------  -------  ---------
Election of Robert E. Childress     3,488,827           12,893
as Class II Director.

Election of Douglas J. Guion        3,478,260           23,460
as Class II Director.

Ratification of the selection       3,484,608   2,614   14,498
of Deloitte & Touche as
independent auditors for 1996.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     The following exhibit is filed herewith pursuant to rule 601 of Regulation S-K.

       Exhibit No.     Document

           27          Financial Data Schedules

     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended June, 30, 1996.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRIMA ENERGY CORPORATION
                                              (Registrant)



Date  August 14, 1996                   By /s/Richard H. Lewis
      ---------------                      ---------------------------


                                           Richard H. Lewis,
                                           President and
                                           Principal Financial Officer