Form 10-Q
period 1996-09-30
PRIMA ENERGY CORP
filed 1996-11-13
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                       FORM 10-Q

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                        OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to_____________

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

As of October 31, 1996, the Registrant had 3,880,396 shares of Common Stock, $0.015 Par Value, outstanding.

                      PRIMA ENERGY CORPORATION


                               INDEX


Part I - Financial Information
                                                                    Page


     Item 1.   Financial Statements

          Unaudited consolidated balance sheets. . . . . .. . . . .   3

          Unaudited consolidated statements of income . . . . . . .   5

          Unaudited consolidated statements of cash flows . . . . .   6

          Notes to unaudited consolidated financial statements. . .   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .   8


Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .  12

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                    PRIMA ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                            ASSETS

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 1996           1995
                                             -------------   ------------
CURRENT ASSETS
Cash and cash equivalents...................  $ 8,515,000    $ 3,977,000
Available for sale securities, at market....    1,357,000      1,180,000
Receivables (net of allowance for doubtful
 accounts: 9/30/96,$44,000;12/31/95,$43,000)    3,230,000      3,087,000
Tubular goods inventory.....................      443,000        217,000
Deferred tax asset..........................       41,000        101,000
Other.......................................       52,000        230,000
                                              -----------    -----------
     Total current assets...................   13,638,000      8,792,000
                                              -----------    -----------
OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method............   47,662,000     45,774,000
Less accumulated depreciation,
  depletion and amortization................  (20,822,000)   (17,730,000)
                                              -----------    -----------
     Oil and gas properties - net...........   26,840,000     28,044,000

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment..................    2,234,000      1,888,000
Furniture and equipment.....................      568,000        518,000
Field office, shop and land.................      340,000        334,000
                                              -----------    -----------
                                                3,142,000      2,740,000
Less accumulated depreciation...............   (1,908,000)    (1,666,000)
                                              -----------    -----------
     Property and equipment - net...........    1,234,000      1,074,000

OTHER ASSETS
Cash, designated............................      248,000        326,000
Other.......................................      330,000        329,000
                                              -----------    -----------
     Total other assets.....................      578,000        655,000
                                              -----------    -----------
                                              $42,290,000    $38,565,000
                                              ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                          PRIMA ENERGY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (cont'd.)
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                             SEPTEMBER 30,   DECEMBER 31,
                                                  1996          1995
                                             ------------    ------------
CURRENT LIABILITIES
Accounts payable............................  $ 1,326,000    $ 1,746,000
Amounts payable to oil & gas property owners    1,429,000      1,086,000
Production taxes payable....................    1,114,000      1,239,000
Accrued and other liabilities...............      230,000        429,000
                                              -----------    -----------
     Total current liabilities..............    4,099,000      4,500,000

PRODUCTION TAXES, non-current...............      719,000      1,012,000
DEFERRED TAX LIABILITY......................    4,071,000      3,137,000
                                              -----------    -----------
     Total liabilities......................    8,889,000      8,649,000
                                              -----------    -----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding...........            0              0
Common stock, $0.015 par value, 8,000,000
  shares authorized; 3,880,396 shares
  issued and outstanding....................       58,000         58,000
Additional paid-in capital..................    4,251,000      4,251,000
Retained earnings...........................   29,182,000     25,684,000
Unrealized loss on available for sale
  securities................................      (90,000)       (77,000)
                                              -----------    -----------
     Total stockholders' equity.............   33,401,000     29,916,000
                                              -----------    -----------
                                              $42,290,000    $38,565,000
                                              ===========    ===========

See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                            THREE MONTHS ENDED       NINE MONTHS ENDED
                               SEPTEMBER 30,           SEPTEMBER 30,
                          -----------------------  -----------------------
                              1996        1995        1996         1995
                          -----------  ----------  -----------  ----------
REVENUES
Oil and gas sales....... $ 3,192,000 $ 2,508,000   $ 9,600,000 $ 8,583,000
Trading revenues........   1,876,000     820,000     5,884,000   2,873,000
Oilfield services.......     532,000     304,000     1,605,000   1,096,000
Management and
  operator fees.........     250,000     263,000       767,000     818,000
Interest and dividend
  income................     108,000      38,000       275,000      89,000
Other...................     140,000      70,000       227,000     200,000
                          ----------  ----------    ----------  ----------
                           6,098,000   4,003,000    18,358,000  13,659,000
                          ----------  ----------    ----------  ----------
EXPENSES
General, administrative
  and cost of oilfield
  services..............     869,000     705,000     2,508,000   2,309,000
Depreciation, depletion
  and amortization......   1,051,000     999,000     3,333,000   3,229,000
Lease operating expense.     346,000     309,000     1,089,000   1,111,000
Production taxes........     225,000     161,000       718,000     552,000
Cost of trading.........   1,602,000     486,000     4,885,000   2,192,000
                          ----------  ----------    ----------  ----------
                           4,093,000   2,660,000    12,533,000   9,393,000
                          ----------  ----------    ----------  ----------
INCOME BEFORE
  INCOME TAXES..........   2,005,000   1,343,000     5,825,000   4,266,000
PROVISION FOR
  INCOME TAXES..........     467,000     335,000     1,357,000   1,000,000
                          ----------  ----------    ----------  ----------
NET INCOME.............. $ 1,538,000 $ 1,008,000   $ 4,468,000 $ 3,266,000

NET INCOME PER SHARE:
   Primary.............. $      0.39 $      0.26   $      1.15 $      0.84
                          ==========  ==========    ==========  ==========
   Fully Diluted........ $      0.39 $      0.26   $      1.14 $      0.84
                          ==========  ==========    ==========  ==========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING AND
COMMON SHARE EQUIVALENTS:
   Primary..............   3,917,600   3,884,374     3,892,896   3,882,792
                          ==========  ==========    ==========  ==========
   Fully Diluted........   3,920,585   3,896,922     3,920,565   3,896,922
                          ==========  ==========    ==========  ==========

See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ---------------------------
                                                  1996          1995
                                              ------------   ------------
OPERATING ACTIVITIES
Net income ................................    $ 4,468,000    $ 3,266,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and amortization.      3,333,000      3,229,000
  Deferred income taxes....................      1,001,000        720,000
  Other....................................       (216,000)      (209,000)
                                                ----------     ----------
                                                 8,586,000      7,006,000
  Changes in current assets and liabilities:
    Receivables............................       (143,000)     1,036,000
    Inventory..............................       (226,000)        32,000
    Other current assets...................        178,000        192,000
    Payables...............................       (202,000)    (3,455,000)
    Accrued and other liabilities..........       (199,000)      (145,000)
                                                ----------     ----------
      Net cash provided by operating
       activities..........................      7,994,000      4,666,000
                                                ----------     ----------
INVESTING ACTIVITIES
Additions to oil and gas properties........     (2,719,000)    (2,492,000)
Purchases of other property................       (401,000)      (136,000)
Purchases of available for sale securities.       (197,000)       (38,000)
Proceeds from sales of oil & gas properties        831,000              0
Proceeds from sales of other property......              0         14,000
                                                ----------     ----------
      Net cash used by investing
       activities..........................     (2,486,000)    (2,652,000)
                                                ----------     -----------
FINANCING ACTIVITIES
Dividends paid.............................       (970,000)             0
Payments on line of credit.................              0     (1,000,000)
                                                ----------     ----------
      Net cash used by financing activities       (970,000)    (1,000,000)
                                                ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS......      4,538,000      1,014,000
CASH AND CASH EQUIVALENTS,
  beginning of period......................      3,977,000      1,558,000
                                                ----------     ----------
CASH AND CASH EQUIVALENTS, end of period...    $ 8,515,000    $ 2,572,000
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the nine month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 1996 and 1995 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at September 30, 1996.


3.  LINE OF CREDIT

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line bears interest at the bank's prime rate (8.25% at September 30, 1996), with the interest payable monthly. Funds are available on a revolving basis until April 30, 1998. The balance of principal plus accrued interest is payable at maturity, May 1, 1998. At December 31, 1995 and September 30, 1996, there were no amounts outstanding on the line of credit.


4.  DIVIDENDS PAID

     The Board of Directors of Prima declared a special dividend of $0.25 per common share payable to stockholders of record as of the close of business August 26, 1996. The dividend was paid August 30, 1996.

                        PRIMA ENERGY CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities before working capital changes for the nine months ended September 30, 1996 was $8,586,000 compared to $7,006,000 for the same nine month period of 1995. Net working capital at September 30, 1996 was $9,539,000 compared to $4,292,000 at December 31, 1995. Current liabilities at September 30, 1996 decreased from December 31, 1995 levels by $401,000 while current assets increased by $4,846,000 for the same period. The increase in working capital of $5,247,000 was primarily generated by cash flows from operations during the nine months ended September 30, 1996. The Company also sold property, primarily undeveloped acreage, during the nine month period ended in 1996 for $831,000.

     The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $3,120,000 in property and equipment during the nine months ended September 30, 1996 compared to $2,628,000 for the 1995 nine month period. The Company expended $2,101,000 during the 1996 nine month period for its proportionate share of the costs of drilling and completing wells, $552,000 for undeveloped acreage, $66,000 for developed properties and $401,000 for other property and equipment. These expenditures compare to $1,303,000 for undeveloped acreage, $1,189,000 for well costs and $136,000 for other equipment in the 1995 nine month period.

     In the Wattenberg Field area of northeastern Colorado, the Company drilled and completed two development wells (1.87 net) during the first quarter of 1996. Beginning in September 1996, the Company commenced its 1996 drilling program in Wattenberg, with two wells (1.86 net) drilled and
cased during the month.   As of November 1, the first well was producing
and the second was undergoing completion.   The Company also performed two
recompletions during the third quarter of 1996, with both wells back on production.

     During the first nine months of 1996, the Company participated in the drilling and completion of nine non-operated development wells (1.6 net) in the Bonny Field in eastern Colorado. All of the wells were successfully completed and are now producing, with gross production from the Bonny Field approximating 5,100 Mcf of natural gas per day or approximately 690 Mcf of natural gas per day net to Prima's interest. The Company intends to participate in the ongoing development of the Bonny Field.

     In the Cave Gulch Area of the Wind River Basin in central Wyoming, Prima continues to participate with its 6% working interest in the development of the Cave Gulch Unit wells. The three wells which were waiting on completion at December 31, 1995, were completed during the first quarter of 1996. Two additional unit wells were drilled in the third quarter of 1996. As of November 1, 1996, one well was producing and one was waiting on pipeline hookup. In August of 1996, Prima spudded the POG Cave Gulch 32-12 well offsetting the Cave Gulch Unit. Prima serves as operator and owns a 51% working interest in this well. As of November 1, 1996, this well had been drilled and a completion attempt was underway.

     Prima has committed to expend approximately $8,000,000 on the drilling and recompleting of wells during the fourth quarter of 1996 and the first quarter of 1997. The Company's plans call for the drilling of twenty additional new development wells and the recompletion of approximately thirteen wells in Wattenberg Field Area during this period. Prima will own 100% working interest in these wells and will serve as operator. Prima will also be drilling by year-end three operated wells (2.7 net) in Porcupine-Tuit Draw in the southwestern Powder River Basin, testing the Turner Formation at approximately 10,000 feet. Prima has committed to a 50% non-operated working interest in a 14,300 foot wildcat well targeting the Muddy and Dakota sands on the southwestern flank of the Powder River Basin which will spud in November. Additionally, the Company has also committed to a 15% non-operated working interest in a well to be drilled offshore Louisiana which is expected to spud before year end.

     The Board of Directors of Prima declared a special dividend of $0.25 per common share to be paid to stockholders of record as of the close of business on August 26, 1996. The dividend was paid August 30, 1996.

     The Company regularly reviews opportunities for acquisitions of assets or companies related to the oil and gas industry which could expand or enhance its existing business. The Company expects its operations, including acquisition, drilling, completion and recompletion well costs, will be financed by funds provided by operations, working capital, borrowings on the line of credit, various cost-sharing arrangements, or from other financing alternatives.

RESULTS OF OPERATIONS

     For the quarter ended September 30, 1996, the Company earned net income of $1,538,000, or $.39 per share, on revenues of $6,098,000, compared to net income of $1,008,000, or $.26 per share on revenues of $4,003,000 for the comparable quarter of 1995. Expenses were $4,093,000 for the 1996 third quarter compared to $2,660,000 for the 1995 third quarter. Revenues increased $2,095,000, or 52.3%, expenses increased $1,433,000, or 53.9%, and net income increased $530,000, or 52.6%.

     For the nine months ended September 30, 1996, the Company earned net income of $4,468,000, or $1.15 per share, on revenues of $18,358,000, compared to net income of $3,266,000, or $.84 per share on revenues of $13,659,000 for the nine months ended September 30, 1995. Expenses were $12,533,000 for the 1996 nine month period compared to $9,393,000 for the 1995 nine month period. Revenues increased $4,699,000, or 34.4%, expenses increased $3,140,000, or 33.4%, and net income increased $1,202,000, or 36.8%.

     Oil and gas sales for the quarter ended September 30, 1996 were $3,192,000 compared to $2,508,000 for the same quarter of 1995, an increase of $684,000 or 27.3%. This increase is primarily due to increased product prices for both oil and natural gas. The Company's net natural gas production was 1,079,000 Mcf and 1,037,000 Mcf for the third quarters of 1996 and 1995, respectively, an increase of 42,000 Mcf or 4.1%. Its net oil production was 54,000 barrels compared to 55,000 barrels for the same periods, a decrease of 1,000 barrels or 1.8%. The average price received for natural gas production was $1.87 per Mcf for the 1996 quarter compared to $1.52 per Mcf for the 1995 quarter, an increase of $.35 per Mcf or 23.0%. Approximately 6% of natural gas production for the three months ended September 30, 1996, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.62 per Mcf for the 1996 quarter compared to $1.37 per Mcf for the 1995 quarter. The average price received for oil in the third quarter of 1996 was $21.70 per barrel compared to $16.77 per barrel for the third quarter of 1995, an increase of $4.93 per barrel or 29.4%.

     Oil and gas sales for the nine months ended September 30, 1996 were $9,600,000 compared to $8,583,000 for the nine months ended September 30, 1995, an increase of $1,017,000 or 11.8%. The Company's net natural gas production was 3,438,000 Mcf and 3,170,000 Mcf for the first nine months of 1996 and 1995, respectively, an increase of 268,000 Mcf or 8.5%. Its net oil production was 177,000 barrels compared to 211,000 barrels for the same nine month periods, a decrease of 34,000 barrels or 16.1%. The average price received for natural gas production was $1.77 per Mcf for the nine months ended September 30, 1996 compared to $1.56 per Mcf for the nine months ended September 30, 1995, an increase of $.21 per Mcf or 13.5%. Approximately 5.5% of the natural gas production for the nine months ended September 30, 1996 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.53 per Mcf for the nine months ended September 30,1996 compared to $1.39 per Mcf for the same period of 1995. The average price received for oil for the first nine months of 1996 was $19.84 per barrel compared to $17.28 per barrel for the same period of 1995, an increase of $2.56 per barrel or 14.8%.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $1,876,000 for the three months ended September 30, 1996, an $1,056,000 increase (128.8%) over the $820,000 reported for the three months ended September 30, 1995. The Company marketed 1,184,000 MMBtu's for the third quarter of 1996 compared to 358,000 MMBtu's marketed during the comparable quarter of 1995. Costs of trading were $1,602,000 for the 1996 quarter compared to $486,000 for the 1995 quarter, an increase of $1,116,000 or 229.6%.

     Trading revenues were $5,884,000 for the nine months ended September 30, 1996, an increase of $3,011,000 or 104.8% over the $2,873,000 reported for the nine months ended September 30, 1995. The Company marketed 3,670,000 MMBtu's for the nine month period of 1996 compared to 1,327,000 MMBtu's marketed during the comparable period of 1995. Costs of trading were $4,885,000 for the 1996 nine month period compared to $2,192,000 for the 1995 nine month period, an increase of $2,693,000 or 122.9%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling, rental equipment and other related activities. Revenues were $532,000 for the quarter ended September 30, 1996 compared to $304,000 for the comparable quarter of 1995, an increase of $228,000, or 75.0%. Utilization levels in the Wattenberg Field Area, where the service company is active, increased during the second and third quarters of 1996. For the quarter ended September 30, 1996, 19.8% of the fees billed by Action were for Company owned wells, compared to 21.5% for the quarter ended September 30, 1995.

     Oilfield services revenues were $1,605,000 for the nine months ended September 30, 1996 compared to $1,096,000 for the comparable nine month period of 1995, an increase of $509,000 or 46.4%. For the nine months ended September 30, 1996, 16.9% of the fees billed by Action were for Company owned wells compared to 20.7% for the nine months ended September 30, 1995. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 310 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer and operator of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended September 30, 1996 were $250,000 compared to $263,000 for the 1995 quarter, a decrease of $13,000 or 4.9%. Fees for the nine months ended September 30, 1996 were $767,000 compared to $818,000 for the 1995 nine month period, a decrease of $51,000 or 6.2%. Fees have decreased for the three and nine month periods of 1996 as the Company has acquired working interests from third parties in wells which the Company operates.

     General, administrative and cost of oilfield services includes the costs of payroll, insurance, rent, office, maintenance, etc. as well as the direct and indirect expenses of the Company's service business. These expenses were $869,000 for the quarter ended September 30, 1996 compared to $705,000 for the quarter ended September 30, 1995, an increase of $164,000, or 23.3%. Costs for the nine months ended September 30, 1996 have increased $199,000, or 8.6%, to $2,508,000 from $2,309,000 at September 30,
1995. The cost of oilfield services has increased consistent with the increased utilization levels experienced in the second and third quarters of 1996.

     Lease operating expenses and production taxes ("LOE") were $571,000 for the quarter ended September 30, 1996 compared to $470,000 for the quarter ended September 30, 1995, an increase of $101,000 or 21.5%. Depreciation, depletion and amortization ("DD&A") was $1,051,000 for the third quarter of 1996 compared to $999,000 for the third quarter of 1995, an increase of $52,000 or 5.2%. Production for the quarter ended September 30, 1996 was 234,000 BOE compared to 228,000 BOE for the quarter ended September 30, 1995. LOE per equivalent barrel of production was $2.44 for the third quarter of 1996 compared to $2.06 for the comparable quarter of 1995. DD&A applicable to oil and gas properties was $4.12 per equivalent barrel of production for the 1996 quarter compared to $4.05 per equivalent barrel of production for the 1995 quarter. Depreciation of other property and equipment was $86,000 and $74,000 for the quarters ended September 30, 1996 and 1995, respectively.

     LOE was $1,807,000 for the nine months ended September 30, 1996 compared to $1,663,000 for the nine months ended September 30, 1995, an increase of $144,000 or 8.7%. DD&A was $3,333,000 for the nine month period of 1996 compared to $3,229,000 for the nine month period of 1995, an increase of $104,000 or 3.2%. Production for the 1996 nine month period was 750,000 BOE compared to 740,000 BOE for the 1995 nine month period.
LOE per equivalent barrel of production was $2.41 for 1996 compared to $2.25 for 1995. DD&A applicable to oil and gas properties was $4.12 per equivalent barrel of production for 1996 compared to $4.05 per equivalent barrel of production for 1995. Depreciation of other property and equipment was $242,000 and $236,000 for the nine months ended September 30, 1996 and 1995, respectively.

     The provision for income taxes was $467,000 for the quarter ended September 30, 1996 compared to $335,000 for the quarter ended September 30, 1995. The provision for the nine months ended September 30, 1996 was $1,357,000 compared to $1,000,000 for the same nine month period of 1995. Income before income taxes increased by $662,000 for the 1996 quarter, but the effective tax rate decreased to 23.3% from 24.9%. Income before income taxes for the nine month period of 1996 increased by $1,559,000, but the effective tax rate remained relatively constant at 23.3% and 23.4% for 1996 and 1995, respectively. Effective tax rates are affected by amounts of temporary and permanent differences in financial and taxable income and by statutory depletion deductions and section 29 tax credits.

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

     Exhibit No.     Document

        27           Financial Data Schedules

     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended September, 30, 1996.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PRIMA ENERGY CORPORATION
                                                   (Registrant)




Date  November 13, 1996                      By /s/Richard H. Lewis
                                                ------------------------

                                             Richard H. Lewis,
                                             President and
                                             Principal Financial Officer