Form 10-K405
period 1996-12-31
PRIMA ENERGY CORP
filed 1997-03-18
CIK 318107

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.   [X]

Aggregate market value of the 2,485,033 shares of Common Stock held by non-affiliates of the Registrant as of March 7, 1997 was $41,003,045 (based upon the mean of the closing bid and asked prices on the NASDAQ System).

As of March 7, 1997, Registrant had outstanding 5,790,556 shares of Common Stock, $0.015 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------

                              TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                    PART I

1. and 2. BUSINESS and PROPERTIES..........................................   3

3.   LEGAL PROCEEDINGS.....................................................  14

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................  14


                                   PART II

5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     STOCKHOLDER MATTERS...................................................  17

6.   SELECTED FINANCIAL DATA...............................................  18

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS...................................  19

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................  24

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURES.............................................  24


                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................  24

11.  EXECUTIVE COMPENSATION................................................  24

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........  24

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................  24


                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......  25

                                     PART I

ITEMS 1 and 2. BUSINESS and PROPERTIES

     "The Company" or "Prima" is used in this report to refer to Prima Energy Corporation and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of oilfield service equipment, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies and other plans and objectives of Prima management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection and in conjunction with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 14.

GENERAL

          Prima was incorporated in April, 1980 as a start-up company for the purpose of engaging in the exploration for, and the acquisition, development and production of crude oil and natural gas and for other related business activities. In October of 1980, the Company became publicly owned with a $3.6 million common stock offering. In more recent years, the Company's activities, through its wholly owned subsidiaries, have expanded to include oil and gas property operations, oilfield services and natural gas marketing and trading.

          Prima's oil and gas exploration and production activities are conducted by Prima Oil & Gas Company, a wholly owned subsidiary. Crude oil and natural gas marketing and trading is conducted by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary of Prima Oil & Gas Company. Action Oil Field Services, Inc., a wholly owned subsidiary of Prima Oil & Gas Company, is involved in various aspects of the oilfield service business.

          In 1986, Prima effected a one-for-fifteen reverse stock split of its common stock.

          On December 18, 1992, the Company elected to change its fiscal year end from June 30 to December 31, effective December 31, 1992. This change was made, among other reasons, to enhance comparability of the Company's results of operations with other oil and gas companies, most of which report on a calendar year basis.

          In 1993, Prima effected a two for one stock split of its common stock.

          The Board of Directors of Prima approved a three for two stock split of its common stock, to stockholders of record on February 20, 1997, distributed March 4, 1997. As a result, the number of shares of common stock outstanding increased from 3,860,396 to 5,790,556 on the distribution date. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock split.

OIL AND GAS OPERATIONS

          The Company's oil and gas operating activities are conducted in the Denver-Julesburg Basin in northeastern Colorado, Wind River Basin in central Wyoming, and Powder River Basin in northeastern Wyoming. Prima also has leased undeveloped acreage in the Green River Basin located in southwest Wyoming, and in the Texas Panhandle. The Wattenberg Field Area ("Wattenberg Area") in the Denver- Julesburg Basin is the Company's principal area of operation. Prima's business activities include oil and gas lease acquisition, exploration, development, production, marketing and operations.

          At December 31, 1996, the Company operated 334 producing wells. It is an objective of the Company to operate, when possible, the oil and gas properties in which it has economic interests. The Company believes, with the responsibility and authority as operator, it is in a better position to control costs, safety, and timeliness of work, as well as other critical factors affecting the economics of a well.

          During 1996, Rocky Mountain spot natural gas prices averaged $1.45 per MMBtu, rebounding from a $1.09 average price in 1995. Rocky Mountain spot natural gas prices of $2.25 per MMBtu in November 1996, and $3.50 per MMBtu in December 1996, were significant in raising the 1996 Rocky Mountain average spot price to $1.45 per MMBtu. The Company's natural gas production is marketed pursuant to a number of gas sales agreements which vary with respect to their specific provisions, including price, gross volumes and length of contract. During 1996, the average price received for the Company's natural gas production increased 31% to $2.11 per Mcf from $1.61 per Mcf. The price received for the Company's crude oil production also increased in 1996, averaging $20.84 per barrel as compared to $17.19 in 1995. During 1996, the Company produced 4,646,000 Mcf of natural gas and 233,000 barrels of oil compared to 4,298,000 Mcf and 266,000 barrels in 1995. The Company drilled, or was in the process of drilling, 39 gross (23.04 net) wells in 1996 compared to 49 gross (16.16 net) well in 1995.

          The Company's net proved reserves as of December 31, 1996, as estimated by in-house engineers, consisted of over 52 Bcf of natural gas and 3,000,000 barrels of oil having an estimated pretax discounted present value, using prices in effect at year end, of approximately $91 million. Approximately 90% of Prima's year end estimated reserves on a barrel of oil equivalent ("BOE") basis, converted on the basis of six Mcf of natural gas to one barrel of oil, are attributable to the Wattenberg Area. Approximately 76% of the reserves are proved developed reserves and approximately 74% are attributable to natural gas reserves.

          The Company plans to continue to identify, develop and exploit opportunities in all of its areas of oil and gas operations over the next few years. The Company intends to build upon past success utilizing the reserve, production and cash flow from core properties to create additional opportunities. For the foreseeable future, the Company intends to emphasize:

        - Further exploitation of the Company's inventory of potential drillsites and recompletion opportunities based upon its technical evaluation and activity in the areas where the Company is active.

        - Acquisition of both developed and undeveloped properties. The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. At December 31, 1996, the Company owned interests in 158,000 gross, 107,000 net, undeveloped acres primarily in the Rocky Mountain region and the Texas Panhandle.

        - Prospect generation - The Company intends to utilize its own personnel and outside consultants to develop oil and natural gas prospects to be drilled either solely by the Company or with partners on lease acreage acquired in Prima's core areas. The Company also acquires interests in exploratory or development projects through acquisition or farm-ins from third parties.

1996 ACTIVITY

DENVER-JULESBURG BASIN

WATTENBERG AREA

     The Wattenberg Area is located approximately 30 miles northeast of Denver, Colorado and encompasses an area in excess of 1,000 square miles. The Company has drilled and completed about 150 wells in the area over the last five years. Prima's leasehold position in the Wattenberg Field is 15,000 gross, 11,000 net, developed acres, with an additional 12,000 gross, 9,000 net, undeveloped acres. See "Developed and Undeveloped Acreage" below. The Company's drilling and production activities have been centered in a portion of the field where the primary productive reservoirs are the Codell and Niobrara formations with occasional production from the J-Sand, Parkman and Sussex formations. The Codell and Niobrara reservoirs blanket large areas of the field and have moderate porosity and low permeability. Therefore, these two formations require stimulation to establish economic production. Recoverable reserves in any individual well bore are controlled by reservoir quality, reservoir thickness, the gas-to-oil ratio, and fracture stimulation techniques. Over the years, the Company has developed an extensive database of well information and production history. The 1996 gross production from Prima's Wattenberg Area operated wells averaged 13,900 Mcf of natural gas and 940 barrels of crude oil per day, with Prima's average share of such gross production being 9,200 Mcf and 620 barrels per day.

     During the third quarter of 1996, the Company commenced a nineteen well (18.86 net) drilling program in the Wattenberg Area. At December 31, fourteen of the wells had been drilled and one well was drilling. The remaining wells were drilled in the first quarter of 1997. As of February 28, 1997, eighteen of the wells were completed and on production with one well waiting on completion. Additionally, during 1996 the Company successfully recompleted five wells (4.6 net).

     The Company intends to continue its development and exploitation activities in the Wattenberg Area, with the timing of the activities largely dependent on natural gas and oil prices. At December 31, 1996, the Company owned or controlled nearly 300 potential drillsites in the Wattenberg Area. A substantial number of these locations are in areas where the Company believes historical results of older producing wells have either been uneconomic or marginally economic. The Company's strategy includes drilling and completing selected wells in these areas over the next few years utilizing advanced drilling and completion techniques, improved marketing, and cost controls in an attempt to improve the wells' economics and prove up additional acreage. There is no assurance that all of these locations will ultimately be drilled or that those wells drilled will ultimately prove to be commercially productive. At December 31, 1996, the Company had classified 62 undrilled locations in the Wattenberg Area as proved undeveloped reserves in its year-end reserve report. Additionally, the Company included in its year end reserve report 49 wells with pay zones behind pipe as proved developed non-producing reserves. The Company expects to recomplete several of these wells each year.

BONNY FIELD

     Prima owns a 15.5% non-operated working interest in approximately 100 producing wells in the Bonny Field located in Yuma County in eastern Colorado. The wells produce from the Niobrara Formation at a depth of about 1,700 feet. Prima's leasehold position in the Bonny Field is 4,000 gross, 1,000 net, developed acres, with an additional 13,000 gross, 2,000 net undeveloped acres. During 1996 the working interest owners drilled 14 development wells, all of which have been completed and are producing. At December 31, 1996, the Bonny Field was producing approximately 5,100 Mcf of natural gas per day, approximately 790 Mcf net to Prima's interest. Additionally, Prima owns a 15.5% interest in and serves as managing venturer and operator of the gathering and compression entity for the field, Bonny Gathering Company. Approximately 5% of Prima's year end reserves on a BOE basis were attributable to the Bonny Field.

     The natural gas contract for the Bonny Field, for both existing and new wells, provides for: a $5.90 per MMBtu price, no market-out, 95% take or-pay, and continued purchases beyond expiration of the primary term in May 2002. The contract has been fully litigated as to these terms and conditions. The United States Supreme Court denied the purchaser's petition for Writ of Certiorari on June 4, 1996 concerning the term provision.

     Prima intends to participate in the ongoing development of the Bonny Field.

WIND RIVER BASIN

     During 1994, Prima contributed approximately 27 net acres to the formation of a 440 acre federal unit, the Cave Gulch Unit ("Unit"), in which Prima owns a 6% non-operated working interest. The Unit is located on the northeastern margin of the Wind River Basin in central Wyoming. The Unit was formed to target a thick section of lenticular sandstones in the Fort Union and Lance formations of Tertiary and Upper Cretaceous age.

     Prima has participated for its 6% interest in eleven wells drilled within the Unit from July 1994 (inception of drilling within the Unit) through December 31, 1996, including two drilled during 1996. Eight of the wells were producing and three were shut-in at December 31, 1996. Cave Gulch Unit 1996 production averaged 51,000 Mcf of natural gas and 250 barrels of crude oil per day, with Prima's respective share of 1996 production averaging 2,500 Mcf and 12 barrels per day. Approximately 4% of Prima's year end reserves on a BOE basis were attributable to the Cave Gulch Unit. Prima's leasehold position within a two mile radius of the Unit discovery well is about 4,100 gross, 675 net, undeveloped acres. Prima has not assigned any reserves to leasehold acreage outside the Unit.

     Currently, the pipelines taking gas from the Cave Gulch area are operating at capacity. Plans have been announced by the pipeline companies to expand their take-away capacity by approximately 200,000 MMBtu per day, and to expand their delivery capabilities into the mid-continent gas markets by the third quarter of 1997. Several of the wells at Cave Gulch are near raptor nesting areas. Primarily due to the proximity of raptor nesting sites, the Bureau of Land Management has directed that an Environmental Impact Statement ("EIS") be prepared covering the Cave Gulch Unit and surrounding lands. Drilling, completion and pipeline activities will be substantially curtailed during the period in which this study is being conducted. Production activities, however, will continue. The timing of future drilling will be impacted by the pipeline expansions, completion of the EIS and the timing of obtaining drilling permits after meeting various governmental regulations and requirements. It is unlikely that additional wells will be drilled in the Cave Gulch area prior to the summer of 1997 at the earliest.

     Prima has been active in the area of the Cave Gulch discovery since 1987. The Company participated during 1987 and 1988 as a non-operated working interest owner in the drilling and completion of two gas wells in the Frontier Formation at depths of approximately 2,700 feet. The wells are believed to be capable of modest commercial production but have not been connected to a sales line. Due to the high volumes of natural gas being produced in the area, pipeline constraints postponed the anticipated hook-up of these two wells in 1996. The Company owns a 20% interest in the two wells. The Cave Gulch Unit is approximately two miles from the shallow Frontier wells.

     Prima, as operator, began drilling the Cave Gulch #32-12 well in August of 1996. The well is adjacent to the eastern boundary, but not within, the 440 acre Cave Gulch Unit. The Company has a 51% working interest in this well. This well, which targeted the Lance Formation, had been drilled and a completion attempt was underway as of December 31, 1996. Information gathered during the completion attempt suggests marginal flow rates. The Company conducted limited production tests in January 1997, before suspending operations due at least in part to comply with timing restrictions under its drilling permit. The Company elected to defer setting production facilities and a pipeline connection pending further analysis.

     During 1996, Prima sold its deep rights, below 14,000 feet, in an approximate three section pooled area for $695,000 cash and an overriding royalty interest. An unrelated third party has drilled an approximate 19,000 foot well in the pooled area to test the deeper formations, both under and adjacent to the Cave Gulch Unit. At February 28, 1997, total depth had been reached, pipe had been set, and testing and evaluation of several deeper formations was expected within the next several weeks.

     In December of 1996 Prima committed to a 13.7% non-operated working interest in a Fort Union test well located approximately 5 miles south of the Cave Gulch Unit. As of February 28, 1997, the well was completed and connected to pipeline for sales with initial production of approximately 1,600 Mcf of natural gas per day, 180 Mcf net to Prima's interest.

     Prima's leasehold position in the Wind River Basin is approximately 20,000 gross, 12,000 net, undeveloped acres at December 31, 1996.

POWDER RIVER BASIN

     During late 1996 and early 1997, Prima drilled three (2.7 net) test wells targeting the Turner Formation at a depth of approximately 10,000 feet in the Porcupine-Tuit Draw area of the Powder River Basin. All three wells have been completed and are on production. This brings the total operated wells in the area to four. During February of 1997, these wells produced approximately 1,400 Mcf of natural gas and 45 barrels of oil per day, with 1,000 Mcf and 30 barrels net to Prima's interest.

     During the fourth quarter of 1996, the Company also participated for a 50% non-operated working interest in a 14,300 foot wildcat well targeting the Muddy and Dakota sands on the southwestern flank of the Powder River Basin. This well was unsuccessful and has been plugged and abandoned.

       Prima's leasehold position in the Powder River Basin at December 31, 1996 was 41,000 gross, 40,000 net, undeveloped acres. The Company has identified several leads and/or prospects on this acreage on which future drilling is planned.

OTHER ACTIVITY

     In the third quarter of 1996, the Company committed to a 15% non-operated working interest in a well to be drilled on a 3-D seismically defined prospect in shallow waters offshore Louisiana. This is a high risk well with large reserve potential. The well was originally scheduled to be drilled in the fourth quarter of 1996, but has been delayed pending the operator obtaining a drilling rig. The Company currently anticipates a spud date near the end of the first quarter of 1997.

     At December 31, 1996, Prima held leasehold positions in the Texas Panhandle of approximately 26,000 gross, 24,000 net, undeveloped acres. The Company anticipates drilling or re-entering a few test wells to begin evaluating this acreage during the second and third quarters of 1997.

     Prima also has leasehold acreage in the Green River Basin in southwestern Wyoming of 34,000 gross, 18,000 net, undeveloped acres at December 31, 1996.

PRODUCTION

     The Company's net natural gas production averaged 12,694 Mcf per day for the year ended December 31, 1996 compared to 11,775 Mcf per day for the year ended December 31, 1995 and 11,156 Mcf per day during the year ended December 31, 1994. Net oil production averaged 637 barrels per day for the year ended December 31, 1996 compared to 729 barrels per day during the year ended December 31, 1995 and 811 barrels per day during the year ended December 31, 1994. The table below summarizes information with respect to the Company's producing oil and gas properties for each of these periods.

                                                 Years Ended December 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Quantities Sold:
  Natural gas (net Mcf)...............      4,646,000   4,298,000   4,072,000
  Oil (net barrels)...................        233,000     266,000     296,000
Average Sales Price:
  Natural gas (per Mcf)...............        $  2.11     $  1.61    $   1.76
  Oil (per barrel)....................        $ 20.84     $ 17.19    $  14.90
Average production (lifting)
 costs per equivalent barrel (1)......        $  2.47     $  2.21    $   2.44

________________
(1) Natural gas production has been converted to a common unit of production (barrel of oil) on the basis of relative energy content (six Mcf of natural gas to one barrel of oil).

RESERVES

            The table below sets forth the Company's estimated quantities of proved reserves, all of which are located in the continental United States, and the present value of estimated future net cash flows from these reserves on a non-escalated basis, except as provided by contract. The quantities and values are based on prices in effect at December 31, 1996, averaging $24.69 per barrel of oil and $3.76 per Mcf of natural gas. The future net cash flows were discounted by ten percent per year as of the end of each of the last three fiscal periods. The ten percent discount factor is specified by the Securities and Exchange Commission and is not necessarily the most appropriate discount rate. Present value, no matter what rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For further information concerning the reserves and the discounted future net cash flows from these reserves, see Note 14 of the Notes to Consolidated Financial Statements.

                                                               December 31,
                                                   -------------------------------------
                                                       1996         1995         1994
                                                   -----------   ----------   ----------
Estimated proved natural gas reserves (Mcf).......  52,112,000   47,711,000   46,202,000
Estimated proved oil reserves (barrels)...........   3,037,000    2,734,000    3,009,000
Present value of estimated future net cash
  flows (before future income tax expense)........ $91,446,000  $47,785,000  $47,671,000
Standardized measure of discounted
  future net cash flows........................... $68,965,000  $39,180,000  $38,095,000

  There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above table represents estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced. There has been no major discovery or other favorable event that is believed to have caused a significant upward change in estimated proved reserves subsequent to December 31, 1996. During March of 1997, both oil and natural gas prices declined from the prices in effect at December 31, 1996. Oil and natural gas prices have been volatile in the past and are expected to continue to be volatile.

  Since January 1, 1996, the Company has filed Department of Energy Form
EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

PRODUCTIVE WELLS

  The following table summarizes total gross and net productive wells for the Company at December 31, 1996.

                                                            Productive Wells
                                               ---------------------------------------
                                                      Oil                   Gas
                                               -----------------     -----------------
                                               Gross(1)   Net(2)     Gross(1)   Net(2)
                                               --------   ------     --------   ------
     Operated:
         Colorado..........................        8       7.1         324      254.1
         Wyoming...........................        0       0.0           2        1.8
     Non-operated:
         Colorado..........................        1       0.2         163       24.7
         Oklahoma..........................        2       0.2           0        0.0
         Utah..............................        0       0.0           2        0.4
         Texas.............................        0       0.0           1        0.5
         Wyoming...........................        0       0.0           9        0.6
                                                 ---      ----         ---      -----
            Total (3)......................       11       7.5         501      282.1
                                                 ---      ----         ---      -----
                                                 ---      ----         ---      -----

       Additionally, the Company has a royalty interest in 136 of the gross wells reported above in which it owns a working interest. Also, the Company has royalty interests in an additional 26 gross wells which are not included in the above table.

---------------------

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

(3) Wells are classified as oil wells or gas wells according to their predominate production stream. The totals include 186 dual or triple completions. Multiple completions are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

       At December 31, 1996, the Company held leased acreage as set forth below:

                                  Developed Acreage (1)  Undeveloped Acreage (2)
                                  ---------------------  -----------------------
       Location                    Gross (3)    Net (4)     Gross (3)  Net (4)
       --------                    ---------    -------     ---------  -------
       California.................        0           0       6,586       659
       Colorado...................   18,900      11,574      25,067    11,550
       Nevada.....................        0           0       3,840       360
       Oklahoma...................    1,875          58           0         0
       Texas......................      482         325      25,657    24,016
       Utah.......................      320          66       1,857       598
       Wyoming....................      819         245      94,698    69,683
                                     ------      ------     -------   -------
       Total......................   22,396      12,268     157,705   106,866
                                     ------      ------     -------   -------
                                     ------      ------     -------   -------

---------------------

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

                                                                 Acres Expiring
                                                                ---------------
               Twelve Months Ending:                            Gross      Net
                                                                ------   ------
                December 31, 1997.............................  10,933    2,680
                December 31, 1998.............................  26,545   20,476
                December 31, 1999.............................  11,520   10,008
                December 31, 2000.............................   6,199    5,152
                December 31, 2001.............................   4,290    4,290
                December 31, 2002 and later...................  73,253   52,799

DRILLING ACTIVITIES

       Certain information with regard to the Company's drilling activities for the years ended December 31, 1996, 1995 and 1994 is set forth below:

                                         1996           1995           1994
                                    ------------    -----------   -------------
                                    Gross    Net    Gross   Net   Gross    Net
                                    -----    ---    -----   ---   ----     ---
Development:
  Productive......................... 34    20.03    45    15.38    46    34.36
  Dry................................  0     0.00     0     0.00     0     0.00
                                      --    -----    --    -----    --    -----
                                      34    20.03    45    15.38    46    34.36
Exploratory:
  Productive.........................  0     0.00     0     0.00     0     0.00
  Dry................................  2     1.00     4     0.78     0     0.00
                                      --    -----    --    -----    --    -----
                                       2     1.00     4     0.78     0     0.00
Total
  Productive......................... 34    20.03    45    15.38    46    34.36
  Dry................................  2     1.00     4     0.78     0     0.00
                                      --    -----    --    -----    --    -----
                                      36    21.03    49    16.16    46    34.36
                                      --    -----    --    -----    --    -----
                                      --    -----    --    -----    --    -----

       At December 31, 1996 the Company was participating in the drilling and/or completion of three additional wells. One exploratory well (0.5 net) was drilling at December 31, but has subsequently been plugged and abandoned.
 One development well (1.0 net) which was drilling at December 31 was placed on production in January of 1997. One development well (0.51 net) was being tested when operations were suspended due to regulatory requirements.

OIL AND GAS MARKETING AND TRADING

       The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and gas trading activities that consist of the purchase and resale of natural gas. Financial instruments are used from time to time in order to hedge the price of a portion of the Company's production, as well as purchase for resale margins.

       The Company has entered into a number of gas sales agreements with respect to the sale of gas from its producing wells. These contracts vary with respect to their specific provisions, including price, quantity and length of contract. The Company's oil production is sold under contracts at prices which are based upon posted prices. For the year ended December 31, 1996, all of the Company's production from the Bonny Field, which accounted for approximately 5.5% of the Company's total natural gas production, was committed to a gas sales contract that had a fixed price ($5.90 per MMBtu). At December 31, 1996, none of the Company's remaining production, except those reserves dedicated to a gas sales agreement with a cogeneration facility discussed below, had been sold under a fixed price contract or under a contract that required the Company to deliver any specified amount of production.

       A participation agreement was executed May 24, 1989 between the Company and an unrelated third party participant (now KN Gas Marketing, Inc. or KNGM), to supply the natural gas required for a 50 megawatt cogeneration facility in Brush, Colorado. The Company has contracted to supply 70% of the committed quantities. Also on May 24, 1989, the Company and KNGM signed a Gas Sales Agreement with Colorado Power Partnership ("CPP"), the owner/operator of the cogeneration facility. The Gas Sales Agreement requires that approximately 1,750,000 MMBtu's per year of natural gas for 15 years be supplied to the cogeneration facility. Deliveries of natural gas began in the fall of 1990. Under the agreement, CPP is required to take or pay for 80% of the annual contract quantity. The Company has dedicated a substantial portion of its proved reserves in the Wattenberg Area to cover its share of the commitment. The 1997 price for the gas is $2.64 per MMBtu, which escalates annually at the higher of 3% or a sharing of the indexed energy payment rate received by CPP. The agreement allows the Company to supply the natural gas from other sources, substitute dedicated reserves or secure marketing arrangements with third-party suppliers. During 1996, the Company supplied all gas from marketing arrangements with third-party suppliers.

       Total revenues from the sales of natural gas and oil produced by the Company were $14,657,000 or 51.2% of consolidated revenues, for the year ended December 31, 1996. During 1996, two purchasers, PanEnergy Field Services and Total Petroleum accounted for 19%, and 15%, respectively, of the Company's total consolidated revenues. These two purchasers are not
affiliated with Prima.   Although the loss of either of these two could have
a material adverse effect on the Company, the Company believes it would be able to locate alternate customers in the event of the loss of either or both of these purchasers.

       To hedge its natural gas and crude oil production, as well as purchase for resale margins, the Company from time to time uses futures and energy swaps. As a result of its trading activities, the Company may also from time to time have open purchase or sale commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company attempts to control its exposure to these risks by monitoring its positions as it deems appropriate. All hedges or open positions are reviewed by the Chief Executive Officer before they are committed to, and significant positions are reviewed by the Company's Board of Directors. With the exception of the participation agreement discussed above, the Company had no open trading positions to purchase or deliver natural gas at December 31, 1996. The Company, however, at December 31, 1996 had hedged oil production by selling futures contracts as follows: 15,000 barrels February 1997 NYMEX crude oil at $25.25, 10,000 barrels March 1997 NYMEX crude oil at $24.55, and 10,000 barrels April 1997 NYMEX crude oil at $23.93. At December 31, 1996, the Company had an unrealized loss of $23,000 on these oil contracts.

       During the year ended December 31, 1996, revenues from trading activities, which included the cost of gas purchased or sold for trading purposes, were $10,001,000, representing 34.9% of the Company's consolidated revenues. Trading revenues increased 117% over 1995 revenues of $4,604,000. The increased trading revenues were attributable to purchasing larger volumes of natural gas at fixed or indexed prices, for resale at slightly higher fixed or indexed prices, realizing a known margin. During 1996, KN Gas Marketing, Inc. accounted for 21.1%, and Colorado Power Partnership 11.3% of the Company's total consolidated revenues. The loss of either of these customers could have a material adverse effect on the Company.

OILFIELD SERVICES

       The Company's oilfield service business is conducted under the name of Action Oilfield Services, Inc. ("Action"), a wholly owned subsidiary. Action owns five completion rigs, a swab rig, and various trucking, earth moving, water hauling and oilfield rental equipment including pumps, tanks, workstrings and blow-out preventors. Action's activities are currently concentrated in the Wattenberg Area. Action provides these services on wells owned and operated by Prima and for third parties. During 1996, 21.6% of Action's revenues were from activities performed on wells owned by Prima.
The Company's share of fees paid to Action on Company owned properties and the costs associated with providing these services are eliminated in the consolidated financial statements. Activity in the Wattenberg Area declined significantly in 1995 due to low gas prices. In 1996, Wattenberg Area activity improved due to higher oil and gas prices, application of new drilling technologies, and an increased level of well reworks and
recompletions.   Action utilized four of its five rigs during 1996 compared to three of its five rigs during 1995. The Company continues to monitor activity and intends to optimize utilization rates to the extent practical. Revenues recorded by Action from third parties during the year ended December 31, 1996 were $2,269,000 or 7.9% of consolidated revenues.


MANAGEMENT AND OPERATOR SERVICES

       The Company provides management and operator services for approximately 334 wells which the Company operates. The Company also serves as managing venturer and operator of Bonny Gathering Company, a joint venture formed to construct and operate a natural gas gathering and pipeline facility in the Bonny Field in eastern Colorado. Revenues attributable to management and operator services provided to third parties were $1,003,000 for the year ended December 31, 1996, which was 3.5% of consolidated revenues.


PHYSICAL PROPERTIES

       The Company owns 160 acres of land in Weld County, Colorado near LaSalle, Colorado. A shop, office building and yard facilities located on the land are used for the Company's field and oilfield service operations. Net book value of the land and buildings at December 31, 1996 was $200,000. The service company and field operations own related equipment, including completion rigs, a swab rig, water trucks, a dozer, a grader, rental equipment and various oil field vehicles with a net book value of $983,000 at December 31, 1996.

       The Company owns a 15.5% interest in Bonny Gathering Company, a joint venture which owns a gas gathering and pipeline system located in Yuma County, Colorado. The book value of this partnership interest was $88,000 at December 31, 1996. The facility consists of 80 miles of gas gathering lines, 26 miles of main trunk line, an office and shop building, and related compression and dehydration facilities.

       The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. The book value of this partnership interest is $257,000 at December 31, 1996.

       The Company leases its Denver office space at an annual rate of $130,000 per year. Such offices consist of 11,717 square feet and the lease continues until November 30, 2000. The Company owns office furniture and equipment with a net book value at December 31, 1996 of $197,000.

EMPLOYEES AND OFFICES

       As of December 31, 1996, the Company had 61 full-time employees, including 17 in its Denver office and 44 field employees. Action Oilfield Services employed 30 of the field employees and 14 were employed in Prima's field production, pumping and gas gathering activities. The Company believes its relations with its employees are good. The Company's principal executive offices are located at 1801 Broadway, Suite 500, Denver, Colorado 80202.


ITEM 3.   LEGAL PROCEEDINGS

          At December 31, 1996, the Company is not a party to any filed or pending litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                             --------------------


           CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       Prima is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

       VOLATILITY OF OIL AND NATURAL GAS PRICES. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

       UNCERTAINTY OF OIL AND NATURAL GAS RESERVE ESTIMATES. Estimates of the Company's proved reserves and future net revenues are based on engineering reports prepared by Company personnel. These estimates are based on several assumptions that the Securities and Exchange Commission requires oil and natural gas companies to use, including for example, constant oil and natural gas prices. Such estimates are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates.
In addition, the Company's reserves might be subject to upward or downward adjustment based on future production, results of future exploration and development, prevailing oil and natural gas prices and other factors.

       RISKS OF OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION. The search for oil and natural gas often results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, do not produce oil or natural gas in sufficient quantities to return a profit on the costs incurred. No assurance can be given that any oil or natural gas reserves located by the Company in the future will be commercially productive. In addition, the cost of drilling, completing and operating wells is often uncertain, and drilling may be delayed or cancelled as a result of many factors, including unacceptably low oil and natural gas prices, availability of drilling rigs, oil and natural gas property title problems, inclement weather conditions and financial instability of well operators and working interest owners. Furthermore, the availability of a ready market for the Company's oil and natural gas depends on numerous factors beyond its control, including demand for and supply of oil and natural gas, general economic conditions, proximity of natural gas reserves to pipelines, weather conditions and government regulation.

       NEED TO REPLACE RESERVES.   As is customary in the oil and gas
exploration and production industry, the Company's future success depends upon its ability to continue to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves that it produces through successful development, exploration or acquisition, the Company's proved reserves will decline. Further, approximately 90% of the Company's proved reserves at December 31, 1996, were located in the Wattenberg area of the Denver-Julesburg Basin, where wells are characterized by relatively rapid decline rates. Additionally, approximately 24% of the Company's total proved reserves at December 31, 1996, were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling operations. There can be no assurance that the Company will continue to be successful in its effort to develop or replace its proved reserves.

       HEDGING ACTIVITIES.   Part of the Company's business strategy is to
periodically use both commodity futures contracts and price swaps to hedge the impact of the volatility of oil and natural gas prices on a portion of its production and gas marketing activities. In certain circumstances, significant reductions in production, due to unforeseen events, could require the Company to make payments under the hedge agreements even though such payments are not offset by production. To reduce this risk, the Company strives to keep a percentage of its production unhedged. Hedging will also prevent the Company from receiving the full advantage of increases in oil or natural gas prices above the amount specified in the hedge. Based upon average daily production during 1996, the Company's hedge agreements covered approximately 27% and 0% of the Company's daily average oil and natural gas production, respectively.

       COMPETITION.   The Company competes with numerous other companies and
individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, atomic energy, hydroelectric power and other forms of energy.

       OPERATING HAZARDS AND UNINSURED RISKS. The oil and gas business involves a variety of operating risks, including the risk of fire, explosions and blow-outs, as well as risks associated with production, marketing and general economic conditions. The Company maintains insurance against some, but not all, of these risks, any of which could result in substantial losses to the Company. There can be no assurance that any insurance would be adequate to cover any losses or exposure to liability or whether insurance will continue to be available at premium levels that justify its purchase or whether it will be available at all.

       GOVERNMENT REGULATION. All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. These regulations may substantially increase the cost of doing business and sometimes prevent or delay the starting or continuing of any given exploration or development project and may adversely affect the economics of capital projects. At the present time it is impossible to predict what effect current and future proposals or changes in existing laws or regulations will have on operations, estimates of oil and natural gas reserves, or future revenues. The costs of complying, monitoring compliance and dealing with the agencies that administer these regulations can be significant.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          (a) PRINCIPAL MARKET OR MARKETS. Prima's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PENG." The following table sets forth the Nasdaq high and low sales prices for Prima's common stock for each quarterly period during the Company's years ended December 31, 1996 and 1995. These prices have been restated to reflect the effect of the three for two split of Prima's common stock of March 4, 1997.


                Year Ended December 31, 1996          HIGH        LOW
                ----------------------------        -------     -------

          Quarter Ended March 31, 1996............  $ 9.333     $ 7.500
          Quarter Ended June 30, 1996.............   10.833       7.667
          Quarter Ended September 30, 1996........   11.667       9.750
          Quarter Ended December 31, 1996.........   18.500      11.167


                Year Ended December 31, 1995
                ----------------------------

          Quarter Ended March 31, 1995............  $ 9.500     $ 7.167
          Quarter Ended June 30, 1995.............   10.333       8.917
          Quarter Ended September 30, 1995........   10.000       7.833
          Quarter Ended December 31, 1995.........    9.833       8.833

          On March 7, 1997 the closing sale price for the Company's common stock was $17.00 per share.

          The above quotations are from sources believed to be reliable. They do not include any retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of Prima's common stock at March 7, 1997 was 1,239.

          (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by Prima's Board of Directors. The Board declared a special dividend of $0.17 (restated) per common share payable to stockholders of record as of the close of business August 26, 1996. The dividend was paid August 30, 1996. Future dividends, if any, will be evaluated based among other things, on operating results and financial condition of the Company at the time.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth a summary of selected consolidated financial data. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto.

                                                        Years Ended               Six Months   Year
                                                        December 31,                 Ended    Ended
                                           -------------------------------------   December  June 30,
                                             1996      1995      1994      1993    31, 1992   1992
                                           -------   -------   -------   -------   -------   -------
                                                     (in thousands, except per share data)
Income Statement Data:
Revenues:
  Oil and gas sales.....................   $14,657   $11,502   $11,558   $11,107   $ 3,924   $ 5,552
  Trading revenues......................    10,001     4,604     3,790     2,143     1,082     2,005
  Oilfield services.....................     2,269     1,487     2,102     1,744       901     1,453
  Management and operator fees..........     1,003     1,084     1,014     1,063       571     1,092
  Interest and dividend income..........       411       154       143       196       131       326
  Other.................................       280       217     1,477       211       219     1,227
                                           -------   -------   -------   -------   -------   -------
                                            28,621    19,048    20,084    16,464     6,828    11,655
                                           -------   -------   -------   -------   -------   -------
Expenses:
  Depreciation, depletion
   and amortization.....................     4,544     4,372     4,313     3,869     1,315     2,071
  Lease operating expense...............     1,511     1,432     1,512     1,336       468       787
  Ad valorem and production taxes.......     1,981       736       863       999       351       462
  Cost of trading.......................     9,060     3,613     3,334     1,849       913     1,556
  Cost of oilfield services.............     1,759     1,170     1,334     1,112       637     1,013
  General and administrative............     1,812     1,863     1,925     1,958       913     1,692
                                           -------   -------   -------   -------   -------   -------
                                            19,667    13,186    13,281    11,123     4,597     7,581
                                           -------   -------   -------   -------   -------   -------
Income before income taxes..............     8,954     5,862     6,803     5,341     2,231     4,074
Income taxes............................     2,285     1,370     1,572     1,090       445       815
                                           -------   -------   -------   -------   -------   -------
Net Income..............................   $ 6,669   $ 4,492   $ 5,231   $ 4,251   $ 1,786   $ 3,259
                                           -------   -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------   -------
Net Income per Common Share
  and Common Share Equivalent:..........   $  1.14   $  0.77   $  0.90   $  0.73   $  0.31   $  0.55
                                           -------   -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------   -------
Cash Dividend per Common
  Share.................................   $  0.17   $  0.00   $  0.00   $  0.00   $  0.00   $  0.00
                                           -------   -------   -------   -------   -------   -------
                                           -------   -------   -------   -------   -------   -------
Balance Sheet Data
  (at end of period):
Total assets............................   $48,006   $38,565   $35,716   $29,477   $21,731   $18,380
Net property and equipment..............    32,325    29,118    28,177    21,428    13,624     8,693
Long-term debt..........................         0         0     1,000     1,300         0         0
Stockholders' equity....................    35,273    29,916    25,353    20,270    16,019    14,233
Working capital.........................     7,863     4,292       848     2,003     2,970     6,032

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Item 7 contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices and estimate of future net cash flows attributable to proved undeveloped reserves and other such matters. The words "believes," "expects" or "estimates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection and in conjunction with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 14.

     The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three year period ended December 31, 1996. The Consolidated Financial Statements and notes thereto should be referred to in conjunction with this discussion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities totaled $12,157,000 for the year ended December 31, 1996 compared to $8,906,000 for the year ended December 31, 1995 and $10,090,000 for the year ended December 31, 1994. Net working capital at December 31, 1996 was $7,863,000 as compared to $4,292,000 at December 31, 1995. Current assets were $15,011,000 at December 31, 1996 compared to $8,792,000 at December 31, 1995. Current liabilities were $7,148,000 at December 31, 1996 compared to $4,500,000 at December 31, 1995. Current assets increased from December 31, 1995 levels by $6,219,000 and current liabilities increased by $2,648,000 for the same period. The increase in working capital of $3,571,000 was primarily generated by cash flows from operations during the year. The Company also sold undeveloped acreage for $831,000 and available for sale securities for $418,000 during 1996.

     The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $7,942,000 in additions to oil and gas properties during the year ended December 31, 1996, compared to $5,182,000 during the year ended December 31, 1995 and $10,620,000 during the year ended December 31, 1994. During 1996, $6,605,000 was paid for the Company's share of development well costs and recompletions, $401,000 for exploratory costs, $873,000 for acquisitions of unproved properties and $63,000 for purchases of proved properties. Other uses of funds in 1996 included $970,000 for dividend payments, $640,000 for purchases of office equipment and oilfield service equipment and facilities, $744,000 for purchases of marketable securities and $383,000 for treasury stock purchases.

     The standardized measure of estimated discounted future net cash flows of the Company's proved oil and natural gas reserves increased to $68,965,000 at December 31, 1996 as compared to $39,180,000 at December 31, 1995 and $38,095,000 at December 31, 1994. Estimated future net cash flows from proved oil and natural gas reserves rose to $176,437,000 at December 31, 1996 compared to $85,028,000 at December 31, 1995 and $83,316,000 at December 31, 1994. Oil reserve volumes at December 31, 1996 increased 11% and natural gas reserve volumes increased 9% compared to December 31, 1995. The weighted average natural gas price received at December 31, 1996 on Company production was $3.76 per Mcf, an increase of $1.88 per Mcf compared to December 31, 1995. The year end weighted average oil price was $24.69 per barrel, an increase of $5.96 per barrel compared to December 31, 1995.

     In late 1990, the Company began deliveries of gas to the cogeneration facility in Brush, Colorado, per its contract with the project owner. At December 31, 1996, the contract price of $2.64 per MMBtu, escalated annually at 3% pursuant to the pricing provisions of the contract, was used to value gas reserves equivalent to one half of the minimum contract quantity or 6.7% of the Company's estimated proved natural gas reserves, based on the Company's estimate of the percentage of the minimum contract requirement that will be fulfilled from its existing reserves.

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. Substantially all of the Company's long-lived assets consist of oil and gas properties, which are accounted for using the full cost method of accounting, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves. Therefore, the adoption of SFAS 121 did not have a material effect on the financial position or results of operations of Prima.

     At December 31, 1996, the Company estimates that capital expenditures of $17,548,000 will be required to develop the Company's proved undeveloped and proved developed non-producing reserves over the next several years. Approximately $14,038,000, net of future development costs, of the estimated future net cash flows of the Company's proved oil and gas reserves at December 31, 1996 were proved undeveloped reserves.

     The Board of Directors of Prima approved a three for two stock split of the Company's common stock, to shareholders of record on February 20, 1997, distributed March 4, 1997. As a result, the number of shares of common stock outstanding increased from 3,860,396 to 5,790,556 on the distribution date. All share and per share amounts included in this report on Form 10-K have been restated to show the retroactive effects of the stock split.

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

RESULTS OF OPERATIONS

1996 VS 1995

     For the year ended December 31, 1996, the Company earned net income of $6,669,000, or $1.14 per share, on revenues of $28,621,000, compared to net income of $4,492,000, or $0.77 per share, on revenues of $19,048,000 for the year ended December 31, 1995. Operating expenses were $19,667,000 for the 1996 year compared to $13,186,000 for 1995. Revenues increased $9,573,000 or 50.3%, expenses increased $6,481,000 or 49.2% and net income increased $2,177,000 or 48.5% in 1996.

     Oil and gas sales for the year ended December 31, 1996 were $14,657,000 compared to $11,502,000 for the year ended December 31, 1995, an increase of $3,155,000 or 27.4%. This increase was due primarily to increased product prices for both oil and natural gas. The Company's net natural gas production was 4.65 Bcf for 1996 compared to 4.30 Bcf in 1995, an increase of
 .35 Bcf or 8.1%. Its net oil production was 233,000 barrels compared to 266,000 barrels for the same periods, a decrease of 33,000 barrels or 12.4%. On a BOE basis, the Company's production for 1996 increased 24,000 BOE or 2.4%. The average price received per Mcf of natural gas sold was $2.11 for the year ended December 31, 1996 compared to $1.61 per Mcf for the year ended December 31, 1995, an increase of $.50 per Mcf or 31.1%. Approximately 5.5% and 4.3% of the natural gas production for the years ended December 31, 1996 and 1995, respectively, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.89 per Mcf for the year ended December 31, 1996 and $1.43 per Mcf for the year ended December 31, 1995. The average price received per barrel of oil sold was $20.84 for 1996 compared to $17.19 for 1995, an increase of $3.66 per barrel or 21.3%.

     Depreciation, depletion and amortization ("DD&A") rates are affected by production levels and changes in reserve estimates. Total DD&A expense was $4,544,000 in 1996 compared to $4,372,000 for 1995, an increase of $172,000 or 3.9%. The Company's depletion of oil and gas properties was $4,210,000 or $4.18 per BOE on 1,007,000 equivalent barrels produced in 1996, compared to $4,058,000 or $4.13 per BOE on 983,000 equivalent barrels produced in 1995. Included in DD&A expense for 1996 and 1995 is $334,000 and $314,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings.

     Lease operating expenses ("LOE") were $1,511,000 for the year ended December 31, 1996 compared to $1,432,000 for the year ended December 31, 1995. Ad valorem and production taxes were $981,000 and $736,000 for the same periods. Total lifting costs ( LOE plus ad valorem and production taxes) were 17% of oil and gas revenues and $2.47 per equivalent barrel of production for 1996 compared to 19% and $2.21 for 1995.

     Trading revenues and cost of trading represented the marketing of third party gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $10,001,000 for 1996 compared to $4,604,000 for 1995, an increase of $5,397,000 or 117.2%. The Company marketed 5,252,000 MMBtu's of third party gas in 1996 compared to 2,295,000 MMBtu's in 1995, an increase of 2,957,000 MMBtu's or 128.8%. Costs of trading were $9,060,000 for 1996 compared to $3,613,000 for 1995, an increase of $5,447,000 or 150.8%.
Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. The increased trading revenues and costs for 1996 were attributable to purchasing larger volumes of natural gas at fixed or indexed prices, for resale at slightly higher fixed or indexed prices, realizing a known margin.

     Oilfield service revenues of $2,269,000 and $1,487,000 for the years ended December 31, 1996 and 1995, respectively, represented the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from five completion rigs, a swab rig, trucking, water hauling, dozer and roustabout work, rental equipment and other related activities. Activity in the Wattenberg Field Area where the service company is active had declined significantly in 1995 due to low natural gas prices. In 1996, Wattenberg Area activity improved due to higher oil and natural gas prices, application of new drilling technologies, and an increased level of well reworks and recompletions. Revenues increased $782,000, or 52.6% for 1996. Cost of oilfield services were $1,759,000 for the year ended December 31, 1996 compared to $1,170,000 for the year ended December 31, 1995, an increase of $589,000 or 50.3%. For the years ended December 31, 1996 and 1995, 21.6% and 24.5% of the gross fees billed by Action were for Company owned wells. The Company's share of fees paid to Action on owned wells and the costs associated with providing the services are eliminated in consolidation. The services performed for the Company increased in 1996 because the Company drilled more Wattenberg wells than in 1995, but the percentage is lower due to increased business with third party operators.

     Management and operator fees for the years ended December 31, 1996 and 1995 were $1,003,000 and $1,084,000, respectively, a decrease of $81,000 or
7.5%. Management and operator fees are earned pursuant to the Company's roles as operator for approximately 334 oil and gas wells located primarily in the Wattenberg Area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees decreased in 1996 due to reduced third party ownership in operated wells.

     General and administrative expense ("G&A") totaled $1,812,000 for the year ended December 31, 1996 compared to $1,863,000 for the year ended December 31, 1995. G&A costs decreased by $51,000 or 2.7%. The Company's G&A expense has been relatively consistent from 1995 to 1996 because personnel levels and facility costs have not materially changed.

     The provision for income taxes was $2,285,000 for the year ended December 31, 1996 compared to $1,370,000 for the year ended December 31, 1995. The effective tax rate was 25.5% in 1996 compared to 23.4% in 1995. Effective tax rates are affected by amounts of permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

1995 VS 1994

     For the year ended December 31, 1995, the Company earned net income of $4,492,000, or $0.77 per share, on revenues of $19,048,000, compared to net income of $5,231,000, or $0.90 per share, on revenues of $20,084,000 for the year ended December 31, 1994. Operating expenses were $13,186,000 for the 1995 year compared to $13,281,000 for 1994. Revenues decreased $1,036,000 or 5%, expenses decreased $95,000 or 1% and net income decreased $739,000 or 14% in 1995. The revenues, net income and earnings per share for 1994 include $1,200,000, $750,000 and $.13, respectively, for proceeds received from a non-recurring lawsuit settlement.

     Oil and gas sales for the year ended December 31, 1995 were $11,502,000 compared to $11,558,000 for the year ended December 31, 1994, a decrease of $56,000 or .5%. The Company's net natural gas production was 4.30 Bcf for 1995 compared to 4.07 Bcf in 1994, an increase of .23 Bcf or 5.7%. Its net oil production was 266,000 barrels compared to 296,000 barrels for the same periods, a decrease of 30,000 barrels or 10.1%. On a BOE basis, the Company's production for 1995 increased 9,000 BOE or 0.9%. The average price received per Mcf of natural gas sold was $1.61 for the year ended December 31, 1995 compared to $1.76 per Mcf for the year ended December 31, 1994, a decrease of $.15 per Mcf or 8.5%. Approximately 4% of the natural gas production for the year ended December 31, 1995 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.43 per Mcf for the year ended December 31, 1995. The average price received per barrel of oil sold was $17.19 for 1995 compared to $14.90 for 1994, an increase of $2.29 per barrel or 15%.

     DD&A expense was $4,372,000 in 1995 compared to $4,313,000 for 1994, an increase of $59,000 or 1.4%. The Company's depletion of oil and gas properties was $4,058,000 or $4.13 per BOE on 983,000 equivalent barrels produced in 1995, compared to $3,974,000 or $4.08 per BOE on 974,000 equivalent barrels produced in 1994. Included in DD&A expense for 1995 and 1994 is $314,000 and $339,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings.

     LOE was $1,432,000 for the year ended December 31, 1995 compared to $1,512,000 for the year ended December 31, 1994. Ad valorem and production taxes were $736,000 and $863,000 for the same periods. Total lifting costs were 19% of oil and gas revenues and $2.21 per equivalent barrel of production for 1995 compared to 21% and $2.44 for 1994.

     Trading revenues were $4,604,000 for 1995 compared to $3,790,000 for 1994, an increase of $814,000 or 21%. The Company marketed 2,295,000 MMBtu's of third party gas in 1995 compared to 1,678,000 MMBtu's in 1994. Costs of trading were $3,613,000 for 1995 compared to $3,334,000 for 1994, an increase of $279,000 or 8%.

     Oilfield service revenues were $1,487,000 for the year ended December 31, 1995 compared to $2,102,000 for the year ended December 31, 1994. Fees decreased by $615,000 or 29.3%. Cost of oilfield services were $1,170,000 for the year ended December 31, 1995 compared to $1,334,000 for the year ended December 31, 1994. Costs decreased by $164,000 or 12.3%. These decreases were attributable to decreased activity in the Wattenberg Field
Area where the service company is active. This decline in activity was due at least in part to the decline in natural gas prices incurred during the latter part of 1994 which continued into 1995 and resulted in a significant decline in drilling activity in the area. For the years ended December 31, 1995 and 1994, 25% and 35% of the gross fees billed by Action were for Company owned wells. The services performed for the Company declined in 1995 because the Company reduced the size of its 1995 Wattenberg drilling program compared to previous years programs.

     Management and operator fees for the years ended December 31, 1995 and 1994 were $1,084,000 and $1,014,000, respectively. The Company operated approximately 310 oil and gas wells during 1995 compared to 300 for 1994. Fees also increased in 1995 due to increased management fees earned as managing venturer of the gas gathering system.

     Other revenues for 1994 included $1,200,000 in net proceeds from the settlement of prior litigation. The settlement proceeds were received and the income recognized in the fourth quarter of 1994. The proceeds increased the Company's net income by approximately $750,000 or $0.13 per share.

     G&A totaled $1,863,000 for the year ended December 31, 1995 compared to $1,925,000 for the year ended December 31, 1994. G&A costs decreased by $62,000 or 3%. The Company reduced its G&A costs as less wells were drilled based on management's decision to defer drilling due to low natural gas prices.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12, and 13 are omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 16, 1997 and is hereby incorporated by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  (1)   FINANCIAL STATEMENTS

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report................................................  26
Consolidated Balance Sheets at December 31, 1996 and 1995...................  27
Consolidated Statements of Income for the years ended
  December 31, 1996, 1995 and 1994..........................................  29
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994..........................................  30
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..........................................  31
Notes to Consolidated Financial Statements for the years ended
  December 31, 1996, 1995 and 1994..........................................  32

       (a)  (2)   FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

       (a)  (3)   EXHIBITS

The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

            EXHIBIT NO.  DOCUMENT

            10.1         Extension of Line of Credit Letter Agreement
                         (Incorporated by reference as Exhibit 10-96.1 to
                         Form 10-Q filed May 6, 1996)
            21           Subsidiaries of the Registrant
            27           Financial Data Schedules


       (b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the Registrant's fiscal quarter ended December 31, 1996. A Form 8-K was filed February 10, 1997, announcing the approval by Prima's Board of Directors of a three for two split of the Company's $0.015 par value common stock, payable to stockholders of record on February 20, 1997, payable on March 4, 1997.

                          INDEPENDENT AUDITORS' REPORT



Prima Energy Corporation:

       We have audited the accompanying consolidated balance sheets of Prima Energy Corporation ("Company") and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

March 14, 1997
Denver, Colorado

                            PRIMA ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                     ------
                                                          1996         1995
                                                     ------------  ------------
CURRENT ASSETS
Cash and cash equivalents........................... $  6,704,000  $  3,977,000
Available for sale securities, at market............    1,503,000     1,180,000
Receivables (net of allowance for doubtful
   accounts: 1996, $45,000; 1995, $43,000)..........    5,921,000     3,087,000
Tubular goods inventory.............................      311,000       217,000
Deferred tax asset..................................            0       101,000
Other current assets................................      572,000       230,000
                                                     ------------  ------------
      Total current assets..........................   15,011,000     8,792,000
                                                     ------------  ------------
OIL AND GAS PROPERTIES, at cost, accounted
   for using the full cost method...................   52,885,000    45,774,000
Less accumulated depreciation,
   depletion and amortization.......................  (21,940,000)  (17,730,000)
                                                     ------------  ------------
      Oil and gas properties - net..................   30,945,000    28,044,000
                                                     ------------  ------------
PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment..........................    2,387,000     1,888,000
Furniture and equipment.............................      652,000       518,000
Field office, shop and land.........................      341,000       334,000
                                                     ------------  ------------
                                                        3,380,000     2,740,000
Less accumulated depreciation.......................   (2,000,000)   (1,666,000)
                                                     ------------  ------------
      Property and equipment - net..................    1,380,000     1,074,000
                                                     ------------  ------------
OTHER ASSETS
Cash, designated....................................      325,000       326,000
Other...............................................      345,000       329,000
                                                     ------------  ------------
      Total other assets............................      670,000       655,000
                                                     ------------  ------------
                                                      $48,006,000   $38,565,000
                                                     ------------  ------------
                                                     ------------  ------------

          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                           DECEMBER 31, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                          1996          1995
                                                      -----------   -----------
CURRENT LIABILITIES
Accounts payable....................................  $ 2,526,000   $ 1,746,000
Amounts payable to oil and gas property owners......    2,831,000     1,086,000
Ad valorem and production taxes payable.............    1,094,000     1,239,000
Accrued and other liabilities.......................      476,000       429,000
Deferred tax liability..............................      221,000             0
                                                      -----------   -----------
      Total current liabilities.....................    7,148,000     4,500,000

AD VALOREM TAXES, non-current.......................      984,000     1,012,000

DEFERRED TAX LIABILITY..............................    4,601,000     3,137,000
                                                      -----------   -----------
      Total liabilities.............................   12,733,000     8,649,000
                                                      -----------   -----------
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
   2,000,000 shares authorized;
   no shares issued or outstanding..................            0             0
Common stock, $0.015 par value, 8,000,000
   shares authorized; 5,820,556 shares issued ......       87,000        87,000
Additional paid-in capital..........................    4,222,000     4,222,000
Retained earnings...................................   31,383,000    25,684,000
Unrealized loss on available for sale securities....      (36,000)      (77,000)
Treasury stock, 30,000 shares at cost...............     (383,000)            0
                                                      -----------   -----------
      Stockholders' equity - net....................   35,273,000    29,916,000
                                                      -----------   -----------
                                                      $48,006,000   $38,565,000
                                                      -----------   -----------
                                                      -----------   -----------

          See accompanying notes to consolidated financial statements.

                              PRIMA ENERGY CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996         1995           1994
                                       -----------   -----------   -----------
REVENUES
Oil and gas sales....................  $14,657,000   $11,502,000   $11,558,000
Trading revenues.....................   10,001,000     4,604,000     3,790,000
Oilfield services....................    2,269,000     1,487,000     2,102,000
Management and operator fees.........    1,003,000     1,084,000     1,014,000
Interest and dividend income.........      411,000       154,000       143,000
Other................................      280,000       217,000     1,477,000
                                       -----------   -----------   -----------
                                        28,621,000    19,048,000    20,084,000
                                       -----------   -----------   -----------
EXPENSES
Depreciation, depletion and
 amortization........................    4,544,000     4,372,000     4,313,000
Lease operating expense..............    1,511,000     1,432,000     1,512,000
Ad valorem and production taxes......      981,000       736,000       863,000
Cost of trading......................    9,060,000     3,613,000     3,334,000
Cost of oilfield services............    1,759,000     1,170,000     1,334,000
General and administrative...........    1,812,000     1,863,000     1,925,000
                                       -----------   -----------   -----------
                                        19,667,000    13,186,000    13,281,000
                                       -----------   -----------   -----------
INCOME BEFORE INCOME TAXES...........    8,954,000     5,862,000     6,803,000
PROVISION FOR INCOME TAXES...........    2,285,000     1,370,000     1,572,000
                                       -----------   -----------   -----------
NET INCOME...........................  $ 6,669,000   $ 4,492,000   $ 5,231,000
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------
NET INCOME PER COMMON SHARE
  AND COMMON SHARE EQUIVALENT........  $      1.14   $      0.77   $      0.90
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING AND COMMON  SHARE
  EQUIVALENTS........................    5,848,001     5,824,764     5,828,117
                                       -----------   -----------   -----------
                                       -----------   -----------   -----------

           See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                ADDITIONAL                 UNREALIZED
                                      COMMON     PAID-IN       RETAINED     LOSS ON    TREASURY
                                       STOCK     CAPITAL       EARNINGS    SECURITIES    STOCK        TOTAL
                                      -------   ----------   -----------   ---------   ---------   -----------
BALANCES, January 1, 1994..........   $87,000   $4,222,000   $15,961,000   $       0   $       0   $20,270,000
Net income.........................                            5,231,000                             5,231,000
Unrealized loss on available
 for sale securities...............                                         (148,000)                 (148,000)
                                      -------   ----------   -----------   ---------   ---------   -----------
BALANCES, December 31, 1994........    87,000    4,222,000    21,192,000    (148,000)          0    25,353,000
Net income.........................                            4,492,000                             4,492,000
Change in unrealized loss on
 available for sale securities.....     .                                     71,000                    71,000
                                      -------   ----------   -----------   ---------   ---------   -----------
BALANCES, December 31, 1995........    87,000    4,222,000    25,684,000     (77,000)          0    29,916,000
Net income.........................                            6,669,000                             6,669,000
Dividends paid.....................                             (970,000)                             (970,000)
Change in unrealized loss on
 available for sale securities.....                                           41,000                    41,000
Treasury stock purchased...........                                                     (383,000)     (383,000)
                                      -------   ----------   -----------   ---------   ---------   -----------
BALANCES, December 31, 1996........   $87,000   $4,222,000   $31,383,000   $ (36,000)  $(383,000)  $35,273,000
                                      -------   ----------   -----------   ---------   ---------   -----------
                                      -------   ----------   -----------   ---------   ---------   -----------

           See accompanying notes to consolidated financial statements.

                              PRIMA ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    1996           1995           1994
                                                ------------   ------------   ------------
OPERATING ACTIVITIES
Net income ...................................  $  6,669,000   $  4,492,000   $  5,231,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization...     4,544,000     4,372,000       4,313,000
   Deferred income taxes......................     1,761,000       889,000       1,277,000
   Other......................................        26,000       (34,000)         52,000
   Changes in operating assets and
     liabilities:
      Receivables.............................    (2,834,000)      338,000      (1,426,000)
      Inventory...............................       (94,000)      261,000         286,000
      Other assets............................      (342,000)       24,000        (159,000)
      Payables................................     2,380,000    (1,512,000)        467,000
      Accrued and other liabilities...........        47,000        76,000          49,000
                                                ------------   ------------   ------------
         Net cash provided by operating
          activities..........................    12,157,000     8,906,000      10,090,000
                                                ------------   ------------   ------------

INVESTING ACTIVITIES
Additions to oil and gas properties...........    (7,942,000)   (5,182,000)    (10,620,000)
Purchases of other property...................      (640,000)     (249,000)       (481,000)
Purchases of securities.......................      (744,000)     (181,000)        (70,000)
Proceeds from sales of property...............       831,000       125,000          42,000
Proceeds from sales of securities.............       418,000             0         488,000
                                                ------------   ------------   ------------
   Net cash used by investing activities......    (8,077,000)   (5,487,000)    (10,641,000)
                                                ------------   ------------   ------------

FINANCING ACTIVITIES
Dividends paid................................      (970,000)            0               0
Treasury stock purchased......................      (383,000)            0               0
Borrowings under line of credit...............             0             0       2,000,000
Payments on line of credit....................             0    (1,000,000)     (2,300,000)
                                                ------------   ------------   ------------
   Net cash used by financing activities......    (1,353,000)   (1,000,000)       (300,000)
                                                ------------   ------------   ------------
Increase (Decrease) in Cash and Cash
 Equivalents..................................     2,727,000     2,419,000        (851,000)
Cash and Cash Equivalents, beginning
 of year......................................     3,977,000     1,558,000       2,409,000
                                                ------------   ------------   ------------
Cash and Cash Equivalents, end of year........  $  6,704,000   $ 3,977,000    $  1,558,000
                                                ------------   ------------   ------------
                                                ------------   ------------   ------------

          See accompanying notes to consolidated financial statements.

                           PRIMA ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

       Prima Energy Corporation ("Prima") is an independent oil and gas company primarily engaged in the exploration for, acquisition, development and production of, crude oil and natural gas. Through its wholly owned subsidiaries, Prima is also engaged in oil and gas property operations, oilfield services and natural gas gathering, marketing and trading. Prima's current activities are principally conducted in the Rocky Mountain region.

BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Prima and its wholly owned subsidiaries, herein collectively referred to as the "Company." The Company's proportionate share of capital expenditures, production revenue and operating expenses from working interests in oil and gas properties is included in the consolidated financial statements. The Company's interest in an unincorporated joint venture, Bonny Gathering Company, is accounted for by the equity method. All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at December 31, 1996.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

       Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

      Supplemental disclosures of cash flow information:

         Cash paid during the period for:

                                         Years Ended December 31,
                                      -----------------------------
                                        1996       1995       1994
                                      --------   -------   --------
            Income taxes............  $693,000   $     0   $584,000
            Interest................         0    29,000     59,000

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

       Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying year end prices of oil and natural gas to estimated future production of proved oil and gas reserves as of year end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

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

       During 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. Substantially all of the Company's long-lived assets consist of oil and gas properties which are evaluated for impairment as described above. Because the new standard does not apply to costs capitalized pursuant to the full cost method, the adoption of SFAS 121 did not have a material effect on the financial position or results of operations of Prima.

PROPERTY AND EQUIPMENT

       Property and equipment is recorded at cost. Renewals and betterments which substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives, 3 to 10 years, of the assets.

TRADING

       The Company recognizes revenues and costs on natural gas trading transactions at the point in time when gas is delivered to the purchaser. At December 31, 1996, the Company had delivered 13,000 MMBtu's to the purchaser which had not been delivered into the pipeline. This gas is valued at the lower of cost or market value. Market value for this purpose is deemed to be the sales price specified in the contract under which the Company intends to sell the gas. Included in amounts payable to oil and gas property owners at December 31, 1996 is $48,000 representing the cost of gas which had been delivered to the purchaser but not delivered into the pipeline.

       At December 31, 1995, the Company had delivered 48,000 MMBtu's into the pipeline which had not been delivered to the purchaser. This gas is also valued at the lower of cost or market value. Included in other current assets at December 31, 1995, is $60,000 representing the cost of gas which had been delivered into the pipeline but not delivered to the purchaser.

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

       When the Company enters into price swaps or commodities transactions that do not correspond to scheduled physical transactions (scheduled physical transactions include committed gas marketing activities or production from producing wells), the transactions would not qualify for hedge accounting. In that event, the Company records the instruments at fair value and gains or losses are recorded as fair values fluctuate compared to cost. At December 31, 1996, the Company had no transactions that did not correspond to scheduled physical transactions. For the years ended December 31, 1996, 1995 and 1994, gains or losses for these transactions were not significant to the Company's results of operations.

GOVERNMENT REGULATION

       All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. As of December 31, 1996, the Company had not been fined or cited for any violations of governmental regulations which would have a material adverse effect upon the financial condition, capital expenditures, earnings or competitive position of the Company in the oil and gas industry.

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

INCOME TAXES

       Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are also recognized for tax credits that are available to offset future federal income taxes. These deferred taxes are measured by applying currently enacted tax rates.

EARNINGS PER SHARE

       Net income per common share and common share equivalents is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Options to purchase stock are included as common stock equivalents, when dilutive, using the treasury stock method.


2.  SUBSEQUENT EVENT

       The Board of Directors of Prima approved a three for two stock split of the Company's common stock, to shareholders of record on February 20, 1997, distributed March 4, 1997. As a result, the number of shares of common stock outstanding increased from 3,860,396 to 5,790,556 on the distribution date.
All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock split.


3.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. The carrying amount of cash equivalents approximates fair value because of the short maturity of those investments.

       Oil hedge contracts are not recorded on the balance sheet at December
31, 1996. The Company estimates the fair value of these contracts to be $(23,000). The estimated fair value of the oil hedge contracts is determined by multiplying the difference between year end oil prices and the hedge contract price by the quantities under contract.

4.  AVAILABLE FOR SALE SECURITIES

       The Company's investments are comprised of marketable equity securities. For the year ended December 31, 1996, the Company sold securities with a market value of $418,000 which resulted in realized losses of $70,000. No securities were sold in 1995. The net unrealized loss on securities at December 31, 1996 and 1995 is included as a separate component of stockholders' equity, net of deferred income taxes of $20,000 and $45,000, respectively. The change in net unrealized gain or loss on securities for the years ended December 31, 1996 and 1995 was determined as follows:

                                                        1996         1995
                                                    ----------   ----------
     Net unrealized loss, beginning of year ......  $  122,000   $  226,000
     Net unrealized loss, end of year.............      56,000      122,000
                                                    ----------   ----------
     Net change in unrealized loss................  $   66,000   $  104,000
                                                    ----------   ----------
                                                    ----------   ----------

The components of fair value as of December 31, 1996 and 1995 are as follows:

                                                        1996         1995
                                                    ----------   ----------
     Cost (including reinvested distributions)....  $1,559,000   $1,302,000
     Gross unrealized gains.......................       5,000        1,000
     Gross unrealized losses......................     (61,000)    (123,000)
                                                    ----------   ----------
     Fair value...................................  $1,503,000   $1,180,000
                                                    ----------   ----------
                                                    ----------   ----------


5.  LINE OF CREDIT

       Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1998, bears interest at the bank's prime rate (8.25% at December 31, 1996), with interest payable monthly. At December 31, 1996 and 1995, there were no amounts outstanding under the line of credit.


6.  HEDGING ACTIVITIES

       The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as purchase for resale margins. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 27%, 11% and 40% of its oil production in 1996, 1995 and 1994, respectively, and hedged approximately 0%, 34% and 33% of its natural gas production in these same years. Hedging gains and losses are included in oil and gas revenues at the time the hedged volumes are sold. At December 31, 1996, the Company had sold crude oil futures contracts as follows:

                                                       Unrealized
          Price       Barrels          Term          Gain or (Loss)
        -------       -------      -------------     --------------
        $ 25.25        15,000      January, 1997      $ (10,000)
          24.55        10,000      February, 1997        (7,000)
          23.93        10,000      March, 1997           (6,000)

     At December 31, 1996, the Company purchased a swap on 600,000 MMBtu (60,000 MMBtu per month for ten months) to provide for a fixed margin per MMBtu on a sales agreement for a similar volume of natural gas. In a typical "swap" agreement, the Company receives the difference between a fixed price per unit of production and the index price, if the index price is lower. If the index price is higher, the Company pays the difference. Current hedging agreements are settled on a monthly basis. All current contracts specify the third party index to be the "Inside FERC" first of the month spot price for Colorado Interstate Gas Co.

7.   INCOME TAXES

     The provision for income taxes consists of the following components:

                                               Years Ended December 31,
                                            1996          1995        1994
                                         ----------   ----------   ----------
Current:
  Federal..............................  $  400,000   $  354,000   $  199,000
  State................................     124,000      127,000       96,000
                                         ----------   ----------   ----------
                                            524,000      481,000      295,000
                                         ----------   ----------   ----------
Deferred:
  Federal..............................   1,741,000    1,116,000    1,260,000
  State................................     277,000      127,000      232,000
                                         ----------   ----------   ----------
                                          2,018,000    1,243,000    1,492,000
                                         ----------   ----------   ----------

Tax credits............................    (257,000)    (354,000)    (215,000)
                                         ----------   ----------   ----------

Provision for income taxes.............  $2,285,000   $1,370,000   $1,572,000
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

     The significant components of deferred tax assets and deferred tax liabilities included in the balance sheet are as follows:
                                                           1996      1995
                                                       ----------  ----------
     Deferred Tax Assets:
          Minimum tax credit carryforwards............ $2,736,000  $2,478,000
          State deferred income taxes.................    322,000     226,000
          Investment in partnerships..................     42,000      58,000
          Other.......................................     52,000     114,000
                                                       ----------  ----------
          Total Deferred Tax Assets...................  3,152,000   2,876,000
                                                       ----------  ----------

     Deferred Tax Liabilities:
          Intangible drilling costs...................  7,351,000   5,340,000
          Deferred revenues...........................     82,000           0
          Depreciation................................     61,000      42,000
          Other.......................................    480,000     530,000
                                                       ----------  ----------
          Total Deferred Tax Liabilities..............  7,974,000   5,912,000
                                                       ----------  ----------

                                                       $4,822,000  $3,036,000
                                                       ----------  ----------
                                                       ----------  ----------

     The reconciliation of income tax computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                              Years Ended December 31,
                                              1996       1995       1994
                                            -------    -------     -------

Statutory income tax rate..................  34.0%       34.0%      34.0%
Percentage depletion.......................  (2.7)       (3.4)      (2.2)
Section 29 credits.........................  (8.3)      (13.7)      (8.6)
State taxes, net of federal benefit........   3.0         2.9        3.1
Other......................................  (0.5)        3.6       (3.2)
                                            -------    -------     -------

     Effective tax rate....................  25.5%       23.4%      23.1%
                                            -------    -------     -------
                                            -------    -------     -------


     At December 31, 1996, the Company had minimum tax credit carryforwards of approximately $2,736,000, which may be carried forward indefinitely.

8.   MAJOR CUSTOMERS

The following customers have each provided over 10% of the Company's revenues from the identified industry segment. Following is a table summarizing the percentage provided by each customer. Although the loss of any of these customers could have a material adverse effect on the Company, the Company believes it would be able to locate alternate customers for the purchase of its production and would be able to secure additional marketing opportunities.

                                                   1996     1995    1994
                                                   ----     ----    ----
     Oil and Gas Operations:
          PanEnergy Field Services, Inc...........  19%      21%     26%
          Total Petroleum.........................  15       20      20
     Natural Gas Marketing and Trading:
          Colorado Power Partnership..............  11       13      14
          KN Gas Marketing, Inc...................  21

9.  INDUSTRY SEGMENT INFORMATION

     The following table sets forth revenues, operating earnings before income taxes, identifiable assets, depreciation, depletion and amortization expense and capital expenditures for the years ended December 31, 1996, 1995 and 1994 for the Company's two identifiable industry segments.

                                                          1996          1995          1994
                                                      -----------   -----------   -----------
Revenues
  Oil and gas.......................................  $26,011,000   $17,399,000   $17,916,000
  Oilfield services.................................    2,894,000     1,968,000     3,214,000
  Other.............................................      340,000       162,000        66,000
                                                      -----------   -----------   -----------
    Total...........................................  $29,245,000   $19,529,000   $21,196,000
                                                      -----------   -----------   -----------
                                                      -----------   -----------   -----------
Operating Earnings
  Oil and gas.......................................  $ 8,315,000   $ 5,617,000   $ 6,307,000
  Oilfield services.................................      299,000       104,000       489,000
  Other.............................................      340,000       141,000         7,000
                                                      -----------   -----------   -----------
    Total...........................................  $ 8,954,000   $ 5,862,000   $ 6,803,000
                                                      -----------   -----------   -----------
                                                      -----------   -----------   -----------
Identifiable Assets
 Oil and gas........................................  $37,872,000   $31,803,000   $30,975,000
 Oilfield services..................................    1,666,000     1,237,000     1,394,000
 Other..............................................    8,468,000     5,525,000     3,347,000
                                                      -----------   -----------   -----------
    Total...........................................  $48,006,000   $38,565,000   $35,716,000
                                                      -----------   -----------   -----------
                                                      -----------   -----------   -----------
Depreciation, Depletion and Amortization Expense
 Oil and gas........................................  $ 4,321,000   $ 4,138,000   $ 4,032,000
 Oilfield services..................................      223,000       234,000       281,000
                                                      -----------   -----------   -----------
    Total...........................................  $ 4,544,000   $ 4,372,000   $ 4,313,000
                                                      -----------   -----------   -----------
                                                      -----------   -----------   -----------
Capital Expenditures
  Oil and gas.......................................  $ 8,251,000   $ 5,299,000   $10,678,000
  Oilfield services.................................      331,000       132,000       423,000
                                                      -----------   -----------   -----------
       Total........................................  $ 8,582,000   $ 5,431,000   $11,101,000
                                                      -----------   -----------   -----------
                                                      -----------   -----------   -----------

     The Company operates principally in two industries, oil and gas operations and oilfield services. Total revenue by industry segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales, which are primarily oilfield services provided to Company owned wells and are eliminated in consolidation. Oilfield services revenue includes $624,000, $481,000 and $1,112,000 for the years ended December 31, 1996, 1995 and 1994, respectively, for intersegment sales. Oilfield services revenue are priced and accounted for consistently for both unaffiliated and intersegment sales.

     Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, cash equivalents and available for sale securities.

10.  COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

     During 1995, the Company entered into an agreement to extend its current operating lease for office space for an additional five years, with a term through November 30, 2000. Rental expense, net of sublease rental income, totaled $109,000, $127,000 and $124,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum annual rentals are as follows:

      Year ending December 31, 1997........................  $126,000
      Year ending December 31, 1998........................   129,000
      Year ending December 31, 1999........................   132,000
      Year ending December 31, 2000........................   124,000
                                                             --------
                                                             $511,000
                                                             --------
                                                             --------

DELIVERY COMMITMENT

     A participation agreement was executed May 24, 1989 between the Company and an unrelated third party to supply the natural gas required for a 50 megawatt cogeneration facility in Brush, Colorado. The Company has contracted to supply 70% of the committed quantities. Also on May 24, 1989, the Company and the third party signed a Gas Sales Agreement with the owner/operator of the cogeneration facility. The Gas Sales Agreement requires that approximately 1,750,000 MMBtu's per year of natural gas for 15 years be supplied to the cogeneration facility. Under the agreement, the owner/operator is required to take or pay for 80% of the annual contract quantity. The Company has dedicated a substantial portion of its proved reserves in Weld County, Colorado to cover its share of the commitment. The 1997 price for the gas is $2.64 per MMBtu, which escalates annually at the higher of 3% or a sharing of the indexed energy payment rate received by the owner/operator.

11.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

     Under the Prima Energy Corporation 1993 Stock Incentive Plan ("the Plan"), 600,000 shares of Prima's common stock are reserved for issuance to key employees at fair market value on the date of grant of a stock option. Options granted under the Plan vest at 20% per year for five years, with a term of 10 years from the date of grant. At December 31, 1996, options to acquire 367,500 shares of the Company's common stock had been granted under the Plan. The exercise prices, which equaled the market price of the stock on the date of grant, ranged from $8.83 to $9.92 per share, with a weighted average price of $9.20 per share. The remaining contractual life of the options outstanding ranged from 6.75 years to 8.5 years.

     A summary of options granted, exercised and outstanding during 1994, 1995 and 1996 is as follows:


                                                  Number      Weighted Average
                                                 of Shares    Exercise Prices
                                                 ---------    ----------------
   Balance, December 31, 1993..................   232,500          $8.83
   Granted during 1994.........................    22,500           9.33
   Exercised or canceled.......................         0            n/a
                                                  -------
   Outstanding at December 31, 1994............   255,000           8.88

   Granted during 1995.........................   112,500           9.92
   Exercised or canceled.......................         0            n/a
                                                  -------
   Outstanding at December 31, 1995............   367,500           9.20

   Granted during 1996.........................         0            n/a
   Exercised or canceled.......................         0            n/a
                                                  -------
   Balance at December 31, 1996................   367,500           9.20
                                                  -------
                                                  -------

   Exercisable at December 31, 1994............    46,500           8.83
   Exercisable at December 31, 1995............    97,500           8.86
   Exercisable at December 31, 1996............   171,000           9.00

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense for the Plan been determined based on the fair value at the grant date for the options awarded in 1995 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                    1996          1995
                                                 ----------    ----------
        Net income:  As reported............     $6,669,000    $4,492,000
                     Pro forma..............      6,509,000     4,492,000

        Net income per share:  As reported..          $1.14         $0.77
                               Pro forma....           1.11          0.77

     The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:

            Expected dividend yield..............        0%
            Expected price volatility............       31%
            Risk free interest rate..............      6.6%
            Expected life of options (in years)..        9

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an Employee Stock Ownership Plan ("Plan") and a Trust to administer the Plan. The Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, and is for the benefit of all eligible employees of the Company. Allocations to participants are made annually as of the last day of the Plan year, September 30, and are allocated among the participants in proportion to their eligible compensation for the Plan year. Contributions to the plan are payable at a minimum rate of 5% of eligible salaries. Through the Plan year ended September 30, 1993, the Plan provided for contributions to be made quarterly and to be used to purchase Prima common stock on the open market. Effective October 1, 1993, the Plan was amended to allow fully vested employees the option to direct the Plan Trustees to diversify a portion of their Plan investments by selling a limited percent of Prima common stock and investing the proceeds in various investment options. The Plan benefits all full-time employees and includes six year, 100% vesting provisions. For the years ended December 31, 1996, 1995 and 1994, the Company expensed $117,000, $93,000 and $119,000, respectively, of contributions payable to the Plan.

12.  DESIGNATED CASH AND RELATED AD VALOREM TAXES PAYABLE

     The Company has designated a portion of its cash balance for payment of ad valorem taxes withheld from third party revenue interest owners. The non-current portion of ad valorem taxes payable relates to those taxes collected and accrued for production through December 1996 which is not payable until fiscal 1998 or later. The related cash collected from third party revenue interest owners designated for payment of non-current ad valorem taxes is reflected as a non-current asset.

13.  TRANSACTIONS WITH RELATED PARTIES

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

     Certain of the Company's directors and officers have participated, either individually or through entities which they control, in oil and gas prospects or properties in which the Company has an interest. These participations, which have been on a working interest basis, have been in prospects or properties originated or acquired by the Company. In some cases, the interests sold to affiliated and non-affiliated participants were sold on a promoted basis requiring these participants to pay a disproportionate share of well costs. Each of the participations by directors and officers has been on terms no less favorable to the Company than it could have obtained from non-affiliated participants. It is expected that joint participations with the Company will continue to occur from time to time in the future. All participations by the officers and directors have and will continue to be approved by the disinterested members of the Company's Board of Directors.

     At any point in time, there are receivables and payables with officers and directors that arise in the ordinary course of business. These amounts are not significant.

14.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

       Costs incurred in oil and gas property acquisition, exploration and development activities are as follows:

                                                   Years Ended December 31,
                                            ------------------------------------
                                               1996          1995         1994
                                            ----------   -----------  ----------
Acquisition costs:
  Unproved properties..................... $  873,000    $1,319,000  $   688,000
  Proved properties.......................     63,000        27,000      402,000
Exploration costs.........................    401,000       202,000            0
Development costs.........................  6,605,000     3,634,000    9,530,000
                                           ----------    ----------  -----------
   Total.................................. $7,942,000    $5,182,000  $10,620,000
                                           ----------    ----------  -----------
                                           ----------    ----------  -----------
Amortization per equivalent
  barrel of production.................... $     4.18    $     4.13  $      4.08
                                           ----------    ----------  -----------
                                           ----------    ----------  -----------

       Results of operations for oil and gas producing activities are as follows:

                                                   Years Ended December 31,
                                            ------------------------------------
                                               1996          1995         1994
                                            ----------   -----------  ----------
Revenues
  Oil and gas sales....................... $14,657,000  $11,502,000  $11,588,000
                                           -----------  -----------  -----------
Expenses
  Lease operating expense.................   1,511,000    1,432,000    1,512,000
  Ad valorem and production taxes.........     981,000      736,000      863,000
  Depreciation, depletion and amortization   4,210,000    4,058,000    3,974,000
                                           -----------  -----------  -----------
                                             6,702,000    6,226,000    6,349,000
                                           -----------  -----------  -----------
Income before income taxes................   7,955,000    5,276,000    5,239,000
Income tax expense........................   2,029,000    1,233,000    1,048,000
                                           -----------  -----------  -----------
Income from oil and gas  producing
  properties.............................. $ 5,926,000  $ 4,043,000  $ 4,191,000
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

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

       Proved oil and gas reserves of the Company, all of which are located in the United States, are as follows:

                                            Years Ended December 31,
                                 ----------------------------------------------
                                       1996           1995            1994
                                 --------------- --------------  --------------
                                    Oil    Gas     Oil    Gas      Oil    Gas
                                  (MBBLS) (MMCF) (MBBLS) (MMCF)  (MBBLS) (MMCF)
                                  ------- ------ ------- ------  ------- ------
Proved reserves:
   Beginning of year.............. 2,734  47,711  3,009  46,202   2,702  42,638
   Purchases of oil and
     gas reserves in place........    14     231     14     123       4     345
   Revisions of previous
     estimates....................   130   2,444    (39)   (218)    (90) (2,624)
   Extensions, discoveries and
     other additions..............   392   6,372     17   5,924     689   9,915
   Production.....................  (233) (4,646)  (266) (4,298)   (296) (4,072)
   Sales of oil and gas reserves
     in place.....................     0       0     (1)    (22)      0       0
                                 -------  ------ ------  ------  ------  ------
   End of Year.................... 3,037  52,112  2,734  47,711   3,009  46,202
                                 -------  ------ ------  ------  ------  ------
                                 -------  ------ ------  ------  ------  ------
Proved developed reserves:
   Beginning of year.............. 1,853  38,076  2,080  35,664   1,724  30,422
   End of year.................... 2,087  41,107  1,853  38,076   2,080  35,664

        Standardized measures of discounted future net cash flows relating to proved oil and gas reserves are as follows:

                                               Years Ended December 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
Future cash inflows................... $271,196,000  $148,101,000  $144,215,000
Future production costs...............  (77,211,000)  (47,648,000)  (47,347,000)
Future development costs..............  (17,548,000)  (15,425,000)  (13,552,000)
                                       ------------  ------------  ------------
Future net cash flows.................  176,437,000    85,028,000    83,316,000
10% discount factor...................  (84,991,000)  (37,243,000)  (35,645,000)
Discounted future income taxes........  (22,481,000)   (8,605,000)   (9,576,000)
                                       ------------  ------------  ------------
Standardized measure of discounted
   future net cash flows.............. $ 68,965,000  $ 39,180,000  $ 38,095,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------

       The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                                Years Ended December 31,
                                                    ----------------------------------------------
                                                          1996            1995            1994
                                                    --------------   -------------   -------------
Sales of oil and gas produced,
 net of production costs..........................  $ (12,165,000)   $ (9,334,000)   $ (9,183,000)
Net changes in prices and  production costs.......     37,015,000      (1,763,000)     (3,980,000)
Extensions, discoveries, and improved recovery,
 less related costs...............................     11,187,000       8,505,000      13,899,000
Development costs incurred during the year........      3,077,000       2,729,000       3,609,000
Changes in estimated future development costs.....       (558,000)     (2,629,000)       (103,000)
Revisions of previous quantity estimates
 and other........................................        806,000      (1,291,000)     (2,383,000)
Purchases of reserves in place....................        381,000         101,000         208,000
Sales of reserves in place........................              0         (13,000)              0
Accretion of discount.............................      3,918,000       3,809,000       3,494,000
Net change in income taxes........................    (13,876,000)        971,000      (2,401,000)
                                                    --------------   -------------   -------------
Net change........................................  $  29,785,000    $  1,085,000    $  3,160,000
                                                    --------------   -------------   -------------
                                                    --------------   -------------   -------------

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 1996 and 1995.


                                                           Three Months Ended
                                              ------------------------------------------------------
                                                 3/31/96       6/30/96       9/30/96      12/31/96
                                              ------------   -----------   -----------   -----------
Year Ended December 31, 1996
       Revenues.............................  $  6,385,000   $ 5,875,000   $ 6,098,000   $10,263,000
       Gross profit.........................     1,909,000     1,744,000     1,897,000     2,993,000
       Net income...........................     1,529,000     1,401,000     1,538,000     2,201,000
       Net income per share.................          0.26          0.24          0.26          0.37
                                                           Three Months Ended
                                              ------------------------------------------------------
                                                 3/31/95       6/30/95       9/30/95      12/31/95
                                              ------------   -----------   -----------   -----------
Year Ended December 31, 1995
       Revenues.............................  $  5,702,000   $ 3,954,000   $ 4,003,000   $ 5,389,000
       Gross profit.........................     1,606,000     1,266,000     1,305,000     1,531,000
       Net income...........................     1,257,000     1,001,000     1,008,000     1,226,000
       Net income per share.................          0.21          0.17          0.17          0.21

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prima Energy Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on the 14th day of March, 1997.

                                            PRIMA ENERGY CORPORATION


                                            By: /s/ RICHARD H. LEWIS
                                                ---------------------------
                                                Richard H. Lewis, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

          SIGNATURE                      TITLE                       DATE
          ---------                      -----                       ----

/s/ RICHARD H. LEWIS                                            March 14, 1997
--------------------------
Richard H. Lewis             Chairman, President, Treasurer,
                             (Principal Executive and
                             Financial Officer)


/s/ ROBERT E. CHILDRESS
--------------------------                                      March 14, 1997
Robert E. Childress          Director


/s/ DOUGLAS J. GUION                                            March 14, 1997
--------------------------
Douglas J. Guion             Director


/s/ JOHN P. LOCKRIDGE                                           March 14, 1997
--------------------------
John P. Lockridge            Director


/s/ GEORGE L. SEWARD                                            March 14, 1997
--------------------------
George L. Seward             Director


/s/ SANDRA J. IRLANDO                                           March 14, 1997
--------------------------
Sandra J. Irlando            Vice President of Accounting
                             and Controller