Form 10-Q
period 1997-03-31
PRIMA ENERGY CORP
filed 1997-05-14
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________


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

As of May 1, 1997, the Registrant had 5,790,556 shares of Common Stock, $0.015 Par Value, outstanding.

                            PRIMA ENERGY CORPORATION


                                      INDEX
                                      -----

Part I - Financial Information
------------------------------
                                                                        Page

     Item 1.   Financial Statements

          Unaudited consolidated balance sheets . . . . . . . . . .     3

          Unaudited consolidated statements of income . . . . . . .     5

          Unaudited consolidated statements of cash flows . . . . .     6

          Notes to unaudited consolidated financial statements  . .     7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . . .     9

     Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform
     Act of 1995 . . . . . . . .. . . . . . . . . . . . . . . . . .    12


Part II - Other Information
---------------------------

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .    13

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                        PRIMA ENERGY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                 ASSETS
                                 ------

                                              MARCH 31,     DECEMBER 31,
                                                1997           1996
                                             -----------    -----------
CURRENT ASSETS
Cash and cash equivalents.................   $ 8,432,000    $ 6,704,000
Available for sale securities, at
   market.................................     1,432,000      1,503,000
Receivables (net of allowance for
   doubtful accounts: 3/31/97, $45,000;
   12/31/96, $45,000).....................     4,450,000      5,921,000
Tubular goods inventory...................       616,000        311,000
Other.....................................       450,000        572,000
                                              ----------     ----------
   Total current assets...................    15,380,000     15,011,000
                                              ----------     ----------

OIL AND GAS PROPERTIES, at cost, accounted
   for using the full cost method.........    55,368,000     52,885,000
Less accumulated depreciation,
   depletion and amortization.............   (23,140,000)   (21,940,000)
                                              ----------     ----------
   Oil and gas properties - net...........    32,228,000     30,945,000
                                              ----------     ----------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment................     2,537,000      2,387,000
Furniture and equipment...................       659,000        652,000
Field office, shop and land...............       341,000        341,000
                                              ----------     ----------
                                               3,537,000      3,380,000
Less accumulated depreciation.............    (2,111,000)    (2,000,000)
                                              ----------     ----------
   Property and equipment - net...........     1,426,000      1,380,000
                                              ----------     ----------

OTHER ASSETS
Cash, designated..........................       548,000        325,000
Other.....................................       360,000        345,000
                                              ----------     ----------
   Total other assets.....................       908,000        670,000
                                              ----------     ----------


                                             $49,942,000    $48,006,000
                                              ==========     ==========





     See accompanying notes to unaudited consolidated financial statements.

                          PRIMA ENERGY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (cont'd.)
                                (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                              MARCH 31,     DECEMBER 31,
                                                1997           1996
                                             -----------    -----------
CURRENT LIABILITIES
Accounts payable..........................   $ 1,058,000    $ 2,526,000
Amounts payable to oil and gas
   property owners........................     2,322,000      2,831,000
Production taxes payable..................     1,090,000      1,094,000
Accrued and other liabilities.............       465,000        476,000
Deferred tax liability....................       139,000        221,000
                                              ----------     ----------
   Total current liabilities..............     5,074,000      7,148,000

PRODUCTION TAXES, non-current.............     1,508,000        984,000

DEFERRED TAX LIABILITY....................     5,400,000      4,601,000
                                              ----------     ----------

   Total liabilities......................    11,982,000     12,733,000
                                              ----------     ----------


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
   2,000,000 shares authorized; no shares
   issued or outstanding..................             0              0
Common stock, $0.015 par value, 8,000,000
   shares authorized; 5,820,556 shares
   issued.................................        87,000         87,000
Additional paid-in capital................     4,222,000      4,222,000
Retained earnings.........................    34,060,000     31,383,000
Unrealized loss on available for sale
   securities.............................       (26,000)       (36,000)
Treasury stock, 30,000 shares at cost.....      (383,000)      (383,000)
                                              ----------     ----------
   Total stockholders' equity.............    37,960,000     35,273,000
                                              ----------     ----------


                                             $49,942,000    $48,006,000
                                              ==========     ==========








    See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             --------------------------
                                                1997           1996
                                             -----------    -----------

REVENUES
Oil and gas sales.........................   $ 5,678,000    $ 3,384,000
Trading revenues..........................     5,049,000      2,195,000
Oilfield services.........................       777,000        419,000
Management and operator fees..............       255,000        265,000
Interest and dividend income..............       127,000         80,000
Other.....................................        27,000         42,000
                                              ----------     ----------
                                              11,913,000      6,385,000
                                              ----------     ----------

EXPENSES
Depreciation, depletion and amortization..     1,311,000      1,176,000
Lease operating expense...................       482,000        381,000
Production taxes..........................       387,000        239,000
Cost of trading...........................     4,911,000      1,792,000
Cost of oilfield services.................       617,000        365,000
General and administrative................       513,000        443,000
                                              ----------     ----------
                                               8,221,000      4,396,000
                                              ----------     ----------

INCOME BEFORE INCOME TAXES................     3,692,000      1,989,000
PROVISION FOR INCOME TAXES................     1,015,000        460,000
                                              ----------     ----------


NET INCOME................................   $ 2,677,000    $ 1,529,000
                                              ==========     ==========

NET INCOME PER COMMON SHARE
   AND COMMON SHARE EQUIVALENT............   $      0.45    $      0.26
                                              ==========     ==========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING AND COMMON SHARE
   EQUIVALENTS............................     5,940,777      5,820,556
                                              ==========     ==========







   See accompanying notes to unaudited consolidated financial statements.

                          PRIMA ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             --------------------------
                                                1997           1996
                                             -----------    -----------
OPERATING ACTIVITIES
Net income ...............................   $ 2,677,000    $ 1,529,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, depletion and
   amortization...........................     1,311,000      1,176,000
  Deferred income taxes...................       711,000        348,000
  Other...................................       301,000        135,000
  Changes in current assets and liabilities:
   Receivables............................     1,471,000       (887,000)
   Inventory..............................      (305,000)       (43,000)
   Other current assets...................       122,000        122,000
   Payables...............................    (1,981,000)    (1,223,000)
   Accrued and other liabilities..........       (11,000)       (52,000)
                                              ----------     ----------
     Net cash provided by operating
      activities..........................     4,296,000      1,105,000
                                              ----------     ----------
INVESTING ACTIVITIES
Additions to oil and gas properties.......    (2,483,000)      (911,000)
Purchases of other property...............      (162,000)       (40,000)
Purchases of available for sale securities       (35,000)      (151,000)
Proceeds from sales of available for
  sale securities.........................       112,000              0
Proceeds from sale of oil & gas properties             0        136,000
                                              ----------     ----------
     Net cash used by investing activities    (2,568,000)      (966,000)
                                              ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS.....     1,728,000        139,000
CASH AND CASH EQUIVALENTS, beginning of
  period..................................     6,704,000      3,977,000
                                              ----------     ----------
CASH AND CASH EQUIVALENTS, end of period..   $ 8,432,000    $ 4,116,000
                                              ==========     ==========











     See accompanying notes to unaudited consolidated financial statements.

                        PRIMA ENERGY CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 1996.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1997 and 1996 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated.
Certain amounts in prior years have been reclassified to conform with the classifications at March 31, 1997.


3.  LINE OF CREDIT

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (8.50% at March 31, 1997), with interest payable monthly. At December 31, 1996 and March 31, 1997, there were no amounts outstanding under the line of credit.


4.  EARNINGS PER SHARE

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted.

     A comparison of EPS shown in the accompanying financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:

                                      1997        1996
                                    --------    --------
     Primary (Basic):
        As reported............      $0.45       $0.26
        Pro forma..............      $0.46       $0.26
     Fully Diluted (Diluted):
        As reported............        n/a         n/a
        Pro forma..............      $0.45       $0.26


5.  HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of
marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas.
Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the
Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 71% and 41% of its oil production in the first quarters of 1997 and 1996, respectively, and hedged approximately 67% and 0% of its natural gas production in these same periods.  Hedging gains and losses were $463,000 and $(54,000)
for the quarters ended March 31, 1997 and 1996, respectively, and were included in oil and  gas revenues at the time the hedged volumes were sold. At March 31, 1997, the Company had sold futures contracts as follows:
                                                            Unrealized
                     Price    Volume           Term       Gain or (Loss)
                    -------  ---------     -------------  -------------
Oil (barrels)
                    $ 24.05      5,000     May 1997        $ 18,000
                    $ 23.50      5,000     June 1997       $ 16,000
Natural gas (MMBtu)
                    $ 1.575  1,800,000     April 1997 to   $(18,000)
                                             March 1998

     At March 31, 1997, the Company had in place a swap on 420,000
MMBtu (60,000 MMBtu per month for seven months) to provide for a fixed margin per MMBtu on a sales agreement for a similar volume of natural gas. In a typical "swap" agreement, the Company receives the difference between a fixed price per unit of production and the index price, if the index price is lower. If the index price is higher, the Company pays the difference. Current hedging agreements are settled on a monthly basis. All current contracts specify the index price to be the "Inside FERC" first of the month spot price for Colorado Interstate Gas Co.

     At March 31, 1997, the Company had no open futures transactions that did not correspond to anticipated physical transactions.

                        PRIMA ENERGY CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents.
Net cash provided by operating activities for the three months ended
March 31, 1997 was $4,295,000 compared to $1,105,000 for the same three month period of 1996. Net working capital at March 31, 1997 was $10,306,000 compared to $7,863,000 at December 31, 1996. Current liabilities at March 31, 1997 decreased from December 31, 1996 levels by $2,074,000, while current assets increased by $369,000 for the same period. The increase in working capital of $2,443,000 was primarily generated by cash flows from operations during the quarter ended March 31, 1997. The Company also received $112,000 in proceeds from the sale of securities during the first quarter of 1997.

     The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $2,644,000 in property and equipment during the quarter ended March 31, 1997, compared to $951,000 for the 1996 quarter. The Company expended $2,227,000 during the 1997 quarter for its proportionate share of the costs of drilling and completing wells, $245,000 for undeveloped acreage, $10,000 for purchases of producing properties and $162,000 for other property and equipment. These expenditures compare to $822,000 for well costs, $77,000 for undeveloped acreage, $12,000 for purchases of producing properties and $40,000 for other equipment in the 1996 quarter.

     The Company drilled and completed four wells (4.0 net) and recompleted two wells (2.0 net) in the Wattenberg Field in northeastern Colorado during the first quarter of 1997, as well as completing the two wells which were drilling or waiting on completion at December 31, 1996. The Company also participated in the drilling and completion of one non-operated development well (.14 net) in the Wind River Basin in Wyoming during the 1997 quarter.

     Currently, the Company anticipates a 1997 capital expenditures budget of about $15,000,000, including the $2,644,000 expended during the quarter ended March 31, 1997. Drilling plans include an estimated fifteen to twenty well program in the Wattenberg Field and an approximate fifteen well drilling program in the Bonny Field, both in the Denver Basin in Colorado. Additional drilling is also anticipated in the Powder and Wind River Basins in Wyoming and the Texas Panhandle. It is expected that these expenditures will be funded from cash flows. During April 1997, Prima participated for a 15% working interest in the drilling of an offshore Louisiana test well defined by 3-D seismic. Although the well encountered the structure as anticipated, the actual gas column was thinner than needed for a commercial well and, therefore, the well was plugged and abandoned. Prima's anticipated share of the dry hole and acreage costs associated with this well was approximately $365,000.

     The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. The Company expects its operations, including acquisition, drilling, completion and recompletion well costs, will be financed by funds provided by operations, working capital, additional borrowings on the line of credit, various cost-sharing arrangements, or from other financing alternatives.

Results of Operations
---------------------

     For the quarter ended March 31, 1997, the Company earned net income of $2,677,000, or $.45 per share, on revenues of $11,913,000, compared to net income of $1,529,000, or $.26 per share on revenues of $6,385,000 for the comparable quarter of 1996. Expenses were $8,221,000 for the 1997 quarter compared to $4,396,000 for the 1996 quarter. Revenues increased $5,528,000, or 86.6%, expenses increased $3,825,000, or 87.0% and net income increased $1,148,000, or 75.1%.

     Oil and gas sales for the quarter ended March 31, 1997 were $5,678,000 compared to $3,384,000 for the same period of 1996, an increase of $2,294,000 or 67.8%. The increase is attributable to significantly higher oil and gas prices which were further aided by hedging gains, and to increased production on a BOE basis. The Company's net natural gas production was 1,344,000 Mcf and 1,209,000 Mcf for the first quarters of 1997 and 1996, respectively, an increase of 135,000 Mcf or 11.2%. Its net oil production was 63,000 barrels compared to 69,000 barrels for the same periods, a decrease of 6,000 barrels or 8.7%. Net production on a BOE basis increased 6.3% from 270,000 BOE to 287,000 BOE.

     The average price received for natural gas production was $3.17 per Mcf for the 1997 quarter compared to $1.76 per Mcf for the 1996 quarter, an increase of $1.41 per Mcf or 80.1%. Approximately 5% of the natural gas production at March 31, 1997 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $3.02 for the 1997 quarter compared to $1.53 for the 1996 quarter. The average price received for oil in 1997 was $22.50 per barrel compared to $18.35 per barrel for the same period of 1996, an increase of $4.15 per barrel or 22.6%. During the first quarter of 1997, the Company hedged approximately 71% of its oil production and 67% of its natural gas production. Hedging gains of $463,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $1.27 and the average price received per Mcf of natural gas by $0.285. During the first quarter of 1996, the Company hedged approximately 41% of it oil production. Hedging losses of $54,000 reduced the average price received for oil by $0.78 per barrel. No natural gas production was hedged during this period.

     Lease operating expenses and production taxes ("LOE") were $869,000 for the 1997 quarter compared to $620,000 for the 1996 quarter, an increase of $249,000 or 40.2%. Depreciation, depletion and amortization ("DD&A") was $1,311,000 for the first quarter of 1997 compared to $1,176,000 for the first quarter of 1996, an increase of $135,000 or 11.5%. Production for the quarter ended March 31, 1997 was 287,000 BOE compared to 270,000 BOE for the quarter ended March 31, 1996. LOE per equivalent barrel of production was $3.03 for the first quarter of 1997 compared to $2.30 for the comparable quarter of 1996. The increased rate for 1997 was due to workover expenses and additional production taxes resulting from higher product prices. DD&A applicable to oil and gas properties was $4.18 per equivalent barrel of

production for the 1997 quarter compared to $4.08 per equivalent barrel of production for the 1996 quarter. Depreciation of other property and equipment was $111,000 and $75,000 for the quarters ended March 31, 1997 and 1996, respectively.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $5,049,000 for the three months ended March 31, 1997, a $2,854,000 increase (130.0%) over the $2,195,000 reported for the three months ended March 31, 1996. The Company marketed 1,771,000 MMBtu's for the first quarter of 1997 compared to 1,269,000 MMBtu's marketed during the comparable quarter of 1996, an increase of 502,000 or 39.6%.
Costs of trading were $4,911,000 for the 1997 quarter compared to $1,792,000 for the 1996 quarter, an increase of $3,119,000 or 174.1%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. Revenues and costs of trading increased due to higher natural gas prices during the first quarter of 1997.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $777,000 for the quarter ended March 31, 1997 compared to $419,000 for the comparable quarter of 1996. This $358,000, or 85.4%, increase in revenues was attributable to increased activity in the Wattenberg Field area where the service company is active. This increase in activity was due at least in part to increased product prices and improved technologies in the area over the comparable period of 1996. Costs of oilfield services were $617,000 for the quarter ended March 31, 1997 compared to $365,000 for the same quarter of 1996, an increase of $252,000 or 69.0% For the quarter ended March 31, 1997, 20% of the fees billed by Action were for Company owned wells compared to 23% for the quarter ended March 31, 1996. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for oil and natural gas wells (approximately 340 at March 31, 1997), located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the first quarter of 1997 were $255,000 compared to $265,000 for the same period of 1996, a decrease of $10,000 or 3.8%.

     General and administrative expenses were $513,000 for the quarter ended March 31, 1997 compared to $443,000 for the quarter ended March 31, 1996, an increase of $70,000 or 15.8%. The Company's general and administrative costs have increased due to expansion of the Company's areas of activity.

     The provision for income taxes increased $555,000 to $1,015,000 for the three months ended March 31, 1997 compared to $460,000 for the three months ended March 31, 1996. The increase was attributable to the increase in income before income taxes, which totaled $3,692,000 for the 1997 quarter compared to $1,989,000 for the 1996 quarter, an increase of $1,703,000, or 85.6%.  The

effective income tax rate increased to 27.5% for the 1997 quarter compared to 23.1% for the 1996 quarter. Effective tax rates are affected by amounts of permanent differences between financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

     Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. The oil and natural gas prices received during the quarter ended March 31, 1997 were at the highest levels in recent years. Oil and natural gas prices have declined significantly from the levels received in the first quarter.
To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

     The Company's main source of revenues is from the sale of oil and natural gas production. Levels of revenues and earnings are affected by volumes of oil and natural gas production and by the prices at which oil and natural gas are sold. As a result, the Company's operating results for any period are not necessarily indicative of future operating results because of fluctuations in oil and natural gas prices and production volumes.

                         -------------------------

          CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "expects" or "estimates" and similar expressions identify forward-looking statements.
Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, beginning on page 14.

                         -------------------------

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------

     The following exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

     Exhibit No.                Document

    	10-97.1                    Extension of Line of Credit Agreement.
    	27                         Financial Data Schedules


     (b)   Reports on Form 8-K
           -------------------

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended March 31, 1997.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRIMA ENERGY CORPORATION
                                        (Registrant)



Date  May 13, 1997                 By /s/ Richard H. Lewis
      ------------                    --------------------
                                      Richard H. Lewis,
                                      President and
                                      Principal Financial Officer