Form 10-Q
period 1997-06-30
PRIMA ENERGY CORP
filed 1997-08-14
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q

          [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1997

                                 OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from            to
                                         ----------    ----------

                        Commission file number 0-9408

                          PRIMA ENERGY CORPORATION
           (Exact name of Registrant as specified in its charter)

              Delaware                             84-1097578
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

              1801 Broadway, Suite 500,  Denver CO  80202
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

                            Yes [x]    No [ ]

As of July 31, 1997 the Registrant had 5,757,556 shares of Common Stock, $0.015 Par Value, outstanding.

                        PRIMA ENERGY CORPORATION


                                 INDEX
                                 -----

Part I - Financial Information
------------------------------                                         Page
                                                                       ----

    Item 1.   Financial Statements

        Unaudited consolidated balance sheets . . . . . . . . . . . .   3

        Unaudited consolidated statements of income . . . . . . . . .   5

        Unaudited consolidated statements of cash flows . . . . . . .   6

        Notes to unaudited consolidated financial statements  . . . .   7

    Item 2.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . . . .  10


Part II - Other Information
---------------------------

    Item 4.  Submission of Matters to a Vote of Security Holders . .   16

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .   16

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

                        PRIMA ENERGY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                               (UNAUDITED)

                                  ASSETS
                                  ------

                                                  JUNE 30,      DECEMBER 31,
                                                    1997           1996
                                                 -----------    -----------

CURRENT ASSETS
Cash and cash equivalents ...................    $ 8,859,000    $ 6,704,000
Available for sale securities, at market.....      1,493,000      1,503,000
Receivables (net of allowance for
  doubtful accounts: 6/30/97, $45,000;
  12/31/96, $45,000).........................      4,629,000      5,921,000
Tubular goods inventory......................        796,000        311,000
Other........................................        146,000        572,000
                                                  ----------     ----------
     Total current assets....................     15,923,000     15,011,000
                                                  ----------     ----------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method.............     57,254,000     52,885,000
Less accumulated depreciation,
  depletion and amortization.................    (24,393,000)   (21,940,000)
                                                  ----------     ----------
     Oil and gas properties - net............     32,861,000     30,945,000
                                                  ----------     ----------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment...................      3,212,000      2,387,000
Furniture and equipment......................        653,000        652,000
Field office, shop and land..................        341,000        341,000
                                                  ----------     ----------
                                                   4,206,000      3,380,000
Less accumulated depreciation................     (2,221,000)    (2,000,000)
                                                  ----------     ----------
     Property and equipment - net............      1,985,000      1,380,000
                                                  ----------     ----------
OTHER ASSETS
Cash, designated.............................        216,000        325,000
Other........................................        368,000        345,000
                                                  ----------     ----------
     Total other assets......................        584,000        670,000
                                                  ----------     ----------

                                                 $51,353,000    $48,006,000
                                                  ==========     ==========



    See accompanying notes to unaudited consolidated financial statements.

                        PRIMA ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS (cont'd.)
                                (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

                                                  JUNE 30,      DECEMBER 31,
                                                    1997           1996
                                                 -----------    -----------
CURRENT LIABILITIES
Accounts payable.............................    $   679,000    $ 2,526,000
Amounts payable to oil and gas
  property owners............................      2,183,000      2,831,000
Production taxes payable.....................      1,311,000      1,094,000
Accrued and other liabilities................        408,000        476,000
Current portion of note payable..............        120,000              0
Deferred tax liability.......................        152,000        221,000
                                                  ----------     ----------
     Total current liabilities...............      4,853,000      7,148,000

NOTE PAYABLE.................................        240,000              0

PRODUCTION TAXES, non-current................        641,000        984,000

DEFERRED TAX LIABILITY.......................      6,087,000      4,601,000
                                                  ----------     ----------
      Total liabilities......................     11,821,000     12,733,000
                                                  ----------     ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding............              0              0
Common stock, $0.015 par value, 12,000,000
  shares authorized; 5,820,556  shares issued         87,000         87,000
Additional paid-in capital...................      4,222,000      4,222,000
Retained earnings............................     36,014,000     31,383,000
Unrealized loss on available
  for sale securities........................         (4,000)       (36,000)
Treasury stock, at cost:  6/30/97, 63,000
  shares;  12/31/96, 30,000 shares...........       (787,000)      (383,000)
                                                  ----------     ----------
     Total stockholders' equity..............     39,532,000     35,273,000
                                                  ----------     ----------

                                                 $51,353,000    $48,006,000
                                                  ==========     ==========



    See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                JUNE 30,                  JUNE 30,
                        ------------------------   ------------------------
                           1997        1996          1997         1996
                        -----------  -----------   -----------  -----------
REVENUES
Oil and gas sales...... $ 4,216,000  $ 3,024,000   $ 9,894,000  $ 6,408,000
Trading revenues.......   3,922,000    1,813,000     8,971,000    4,008,000
Oilfield services......     868,000      654,000     1,645,000    1,073,000
Management and
  operator fees........     256,000      252,000       511,000      517,000
Interest and
  dividend income......     137,000       87,000       264,000      167,000
Other..................      61,000       45,000        88,000       87,000
                         ----------   ----------    ----------   ----------
                          9,460,000    5,875,000    21,373,000   12,260,000
                         ----------   ----------    ----------   ----------
EXPENSES
Depreciation, depletion
  and amortization.....   1,382,000    1,106,000     2,693,000    2,282,000
Lease operating expense     416,000      361,000       898,000      743,000
Production taxes.......     369,000      254,000       756,000      493,000
Cost of trading........   3,621,000    1,491,000     8,532,000    3,283,000
Cost of oilfield
  services.............     576,000      492,000     1,193,000      858,000
General and
  administrative.......     400,000      340,000       913,000      781,000
                         ----------   ----------    ----------   ----------
                          6,764,000    4,044,000    14,985,000    8,440,000
                         ----------   ----------    ----------   ----------
INCOME BEFORE
  INCOME TAXES.........   2,696,000    1,831,000     6,388,000    3,820,000
PROVISION FOR
  INCOME TAXES.........     742,000      430,000     1,757,000      890,000
                         ----------   ----------    ----------   ----------
NET INCOME............. $ 1,954,000  $ 1,401,000   $ 4,631,000  $ 2,930,000
                         ==========   ==========    ==========   ==========

NET INCOME PER SHARE... $      0.33  $      0.24   $      0.78  $      0.50
                         ==========   ==========    ==========   ==========
WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING AND
  COMMON SHARE
  EQUIVALENTS..........   5,918,658    5,839,080     5,929,678    5,823,506
                         ==========   ==========    ==========   ==========



    See accompanying notes to unaudited consolidated financial statements.

                        PRIMA ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                 --------------------------
                                                    1997          1996
                                                 -----------    -----------

OPERATING ACTIVITIES
Net income ..................................    $ 4,631,000   $ 2,930,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization..      2,693,000     2,282,000
   Deferred income taxes.....................      1,398,000       666,000
   Other.....................................       (246,000)     (399,000)
   Changes in current assets and liabilities:
     Receivables.............................      1,292,000      (446,000)
     Inventory...............................       (485,000)     (128,000)
     Other current assets....................        426,000       158,000
     Payables................................     (2,278,000)   (1,477,000)
     Accrued and other liabilities...........        (68,000)     (254,000)
                                                  ----------    ----------
       Net cash provided by
          operating activities...............      7,363,000     3,332,000
                                                  ----------    ----------
INVESTING ACTIVITIES
Additions to oil and gas properties..........     (4,559,000)   (1,415,000)
Purchases of other property..................       (871,000)     (141,000)
Purchases of available for sale securities...        (61,000)     (174,000)
Proceeds from sales of property..............        215,000       137,000
Proceeds from sales of available
  for sale securities........................        112,000             0
                                                  ----------    ----------
       Net cash used by investing activities.     (5,164,000)   (1,593,000)
                                                  ----------    ----------
FINANCING ACTIVITIES
Borrowings...................................        360,000             0
Treasury stock purchased.....................       (404,000)            0
                                                  ----------    ----------
        Net cash used by financing activities        (44,000)            0
                                                  ----------    ----------
INCREASE IN CASH AND CASH EQUIVALENTS........      2,155,000     1,739,000
CASH AND CASH EQUIVALENTS,
  beginning of period........................      6,704,000     3,977,000
                                                  ----------    ----------
CASH AND CASH EQUIVALENTS, end of period.....    $ 8,859,000   $ 5,716,000
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the six month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1997 and 1996 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at June 30, 1997.


3.  NOTE PAYABLE

     At June 30, 1997, the Company had one note payable as follows:

               Total                         $ 360,000
               Less, current portion           120,000
                                              --------
               Long term                     $ 240,000
                                              ========
The note is dated June 10, 1997 and is due on June 10, 2000, with interest at an annual rate of 8%. Payments of principal and accrued interest on the note are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary.

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (8.50% at June 30, 1997), with interest payable monthly. At December 31, 1996 and June 30, 1997, there were no amounts outstanding under the line of credit.

4.  EARNINGS PER SHARE

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted.

     A comparison of EPS shown in the accompanying financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:

                               Three Months Ended      Six Months Ended
                                    June 30,                June 30,
                               ------------------     ------------------
                                 1997      1996         1997      1996
                               --------  --------     --------  --------

Primary (Basic):
     As reported..........      $0.33     $0.24        $0.78      $0.50
     Pro forma............       0.34      0.24         0.80       0.50
Fully Diluted (Diluted):
     As reported..........        n/a       n/a          n/a        n/a
     Pro forma............       0.33      0.24         0.78       0.50

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

5.  HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 43% and 47% of its oil production in the first six months of 1997 and 1996, respectively, and hedged approximately 49% and 0% of its natural gas production in these same periods. Hedging gains and (losses) were $540,000 and $(116,000) for the six months ended June 30, 1997 and 1996, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At June 30, 1997, the Company had sold natural gas futures contracts as follows:

                                                       Unrealized
             Price       Volume         Term          Gain or (Loss)
            -------     --------     --------------   --------------
            $ 2.135      50,000      September 1997    $  (50)
              2.170      50,000      October 1997         700

     At June 30, 1997, the Company had in place a swap on 240,000 MMBtu (60,000 MMBtu per month for four months) to provide for a fixed margin per MMBtu on a sales agreement for a similar volume of natural gas. The Company also had in place a swap on 1,350,000 MMBtu (150,000 per month for nine months) as a hedge on the Company's natural gas production at June 30, 1997. At that time, there was an unrealized loss of $190,000 on the production hedge. The forward sales will be reflected as an adjustment to revenue in the month the corresponding physical transaction occurs. In a typical "swap" agreement, the Company receives the difference between a fixed price per unit of production and the index price, if the index price is lower. If the index price is higher, the Company pays the difference. Current hedging agreements are settled on a monthly basis. All current contracts specify the index price to be the "Inside FERC" first of the month spot price for Colorado Interstate Gas Co.

     At June 30, 1997, the Company had no open futures transactions that did not correspond to anticipated physical transactions.

                    PRIMA ENERGY CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities for the six months ended June 30, 1997 was $7,363,000 compared to $3,332,000 for the same six month period of 1996. Net working capital at June 30, 1997 was $11,070,000 compared to $7,863,000 at December 31, 1996. Current liabilities at June 30, 1997 decreased from December 31, 1996 levels by $2,295,000, while current assets increased by $912,000 for the same period. The increase in working capital of $3,207,000 was primarily generated by cash flows from operations during the six months ended June 30, 1997. The Company also received proceeds from the sales of securities and property totaling $327,000 during the period.

     The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $5,430,000 in property and equipment during the six months ended June 30, 1997 compared to $1,556,000 for the 1996 six month period. The Company expended $3,755,000 during the 1997 six month period for its proportionate share of the costs of drilling and completing wells, $778,000 for undeveloped acreage, $26,000 for purchases of producing properties and $871,000 for other property and equipment. These expenditures compare to $1,086,000 for well costs, $271,000 for undeveloped acreage, $58,000 for purchases of producing properties and $141,000 for other property and equipment in the 1996 six month period.

     The Company drilled and completed four wells (4.0 net) and recompleted seven wells (6.9 net) in the Wattenberg Field in northeastern Colorado during the first six months of 1997, and completed two wells which were drilling or waiting on completion at December 31, 1996. During the second quarter of 1997, three non-operated wells (1.0 net) were drilled and completed in the Bonny Field in northeastern Colorado. The Company also participated in the drilling and completion of one non-operated development well (.14 net) in the Wind River Basin in Wyoming during the first quarter of 1997. In Texas, the Company re-entered one well (1.0 net), but the operation was not successful and the well has been temporarily abandoned. During April 1997, Prima participated for a 15% working interest in the drilling of an offshore Louisiana test well. Although the well encountered the structure as anticipated, the actual gas column was thinner than needed for a commercial well and, consequently, the well was plugged and abandoned.

     During the first six months of 1997, the Company increased its undeveloped acreage positions in virtually all areas in which the Company is active. The Company acquired approximately 70,000 gross, 43,000 net, acres during this period for $778,000. The Company also acquired $848,000 of additional oilfield service equipment and vehicles for its field and service company operations.

     Currently, the Company anticipates additional capital expenditures during the last six months of 1997 of approximately $9 million. Drilling activities for the 1997 drilling program in the greater Wattenberg Field area commenced in late June 1997. The Company anticipates drilling approximately twenty wells and recompleting approximately five wells in this area during the balance of 1997. Included in this expected well count are four to six wells to be drilled, subject to regulatory approval, on Prima's recently acquired 13,000 acre leasehold at Denver International Airport. Prima will own a 100% working interest and serve as the operator of these wells.

     The Company anticipates participating for interests ranging from 15.5% to 33.3% in approximately ten additional wells in the Bonny Field in northeastern Colorado. Bonny Gathering Company, a joint venture in which Prima is the managing venturer, operator and 15.5% owner, is planning a significant renovation and upgrade of the gathering and compression facilities at the Bonny Field at an anticipated cost of approximately $2,400,000 ($370,000 net to Prima).

     The Record of Decision was recently issued in the Environmental Impact Study at the Cave Gulch area in the Wind River Basin in Wyoming. The Company expects drilling activities to commence in the very near future and anticipates participating in approximately four to six wells over the next several months for interests ranging from approximately 6% to 21% in these wells.

     Additionally, the Company expects to drill three new Prima operated wells on three internally generated prospects in the Powder River Basin of Wyoming. Prima has significant interests in these wells and drilling plans are currently being finalized.

     Prima recently completed and is currently testing a well Prima recompleted on its Block 1 acreage in the Texas Panhandle. The Company expects to drill a new well in Block 1 and Block 4 in the next few weeks. Future Texas drilling plans will depend on the results of these wells.

     The Company is also supporting, through acreage options, the drilling of two 13,000 foot exploratory test wells near its acreage position in the Northern Green River Basin of Wyoming. Prima will not own an interest in the initial exploratory wells. The wells are expected to commence in early September and will help evaluate this play in which Prima owns approximately 59,000 gross, 21,800 net, acres.

     It is expected these expenditures will be funded primarily from internally generated cash flows or from available cash balances. The timing of these activities will depend on drilling rig, equipment and service availability and regulatory approval. The timing and extent of these activities could vary significantly.

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

Results of Operations
---------------------

     For the quarter ended June 30, 1997, the Company earned net income of $1,954,000, or $.33 per share, on revenues of $9,460,000, compared to net income of $1,401,000, or $.24 per share, on revenues of $5,875,000 for the comparable quarter of 1996. Expenses were $6,764,000 for the 1997 second quarter compared to $4,044,000 for the 1996 second quarter. Revenues increased $3,585,000, or 61.0%, expenses increased $2,720,000, or 67.3%, and net income increased $553,000, or 39.5%.

     For the six months ended June 30, 1997, the Company earned net income of $4,631,000, or $.78 per share, on revenues of $21,373,000, compared to net income of $2,930,000, or $.50 per share, on revenues of $12,260,000 for the six months ended June 30, 1996. Expenses were $14,985,000 for the 1997 six month period compared to $8,440,000 for the 1996 six month period. Revenues increased $9,113,000, or 74.3%, expenses increased $6,545,000, or 77.5%, and net income increased $1,701,000, or 58.1%.

     Oil and gas sales for the quarter ended June 30, 1997 were $4,216,000 compared to $3,024,000 for the same quarter of 1996, an increase of $1,192,000 or 39.4%. The Company's net natural gas production was 1,401,000 Mcf and 1,149,000 Mcf for the second quarters of 1997 and 1996, respectively, an increase of 252,000 Mcf or 21.9%. Its net oil production was 66,000 barrels compared to 55,000 barrels for the same periods, an increase of 11,000 barrels or 20.0%. The average price received for natural gas production was $2.06 per Mcf for the 1997 quarter compared to $1.69 per Mcf for the 1996 quarter, an increase of $.37 per Mcf or 21.9%. Approximately 5% of natural gas production for the three months ended June 30, 1997 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.87 per Mcf for the 1997 quarter compared to $1.45 per Mcf for the 1996 quarter. The average price received for oil in the second quarter of 1997 was $19.98 per barrel compared to $19.88 per barrel for the second quarter of 1996, an increase of $0.10 per barrel or 0.5%. During the second quarter of 1997, the Company hedged approximately 15% of its oil production and 32% of its natural gas production. Hedging gains of $77,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $0.64 and the average price received per Mcf of natural gas by $0.025. During the second quarter of 1996, the Company hedged approximately 55% of its oil production. Hedging losses of $62,000 reduced the average price received for oil by $1.13 per barrel. No natural gas production was hedged during this period.

     Oil and gas sales for the six months ended June 30, 1997 were $9,894,000 compared to $6,408,000 for the six months ended June 30, 1996, an increase of $3,486,000 or 54.4%. The Company's net natural gas production was 2,745,000 Mcf and 2,358,000 Mcf for the first six months of 1997 and 1996, respectively, an increase of 387,000 Mcf or 16.4%. Its net oil production was 129,000 barrels compared to 123,000 barrels for the same six month periods, an increase of 6,000 barrels or 4.9%. The average price received for natural gas production was $2.61 per Mcf for the six months ended June 30, 1997 compared to $1.72 per Mcf for the six months ended June 30, 1996, an increase of $.89 per Mcf or 51.7%. Approximately 5% of natural gas production for the six months ended June 30, 1997 was attributable to production sold under the fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $2.43 per Mcf for the six months ended June 30,1997 compared to $1.49 for the six months ended June 30, 1996. The average price received for oil for the first six months of 1997 was $21.21 per barrel compared to $19.03 per barrel for the same period of 1996, an increase of $2.18 per barrel or 11.4%. During the six months ended June 30, 1997, the Company hedged approximately 43% of its oil production and 49% of its natural gas production. Hedging gains of $540,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $0.95 and the average price received per Mcf of natural gas by $0.152. During the six months ended June 30, 1996, the Company hedged approximately 47% of it oil production. Hedging losses of $116,000 reduced the average price received for oil by $0.94 per barrel. No natural gas production was hedged during this period.

     Lease operating expenses and production taxes ("LOE") were $785,000 for the second quarter of 1997 compared to $615,000 for the 1996 quarter, an increase of $170,000 or 27.6%. Depreciation, depletion and amortization ("DD&A") was $1,382,000 and $1,106,000 for the same periods, an increase of $276,000 or 25.0%. Production for the quarter ended June 30, 1997 was 300,000 barrels of oil equivalent ("BOE") compared to 246,000 BOE for the quarter ended June 30, 1996, an increase of 54,000 BOE or 22.0%. LOE per equivalent barrel of production was $2.62 for the second quarter of 1997 compared to $2.51 for the comparable quarter of 1996. DD&A applicable to oil and gas properties was $4.18 per equivalent barrel of production for the 1997 quarter compared to $4.17 per equivalent barrel of production for the 1996 quarter. Depreciation of other property and equipment was $128,000 and $80,000 for the quarters ended June 30, 1997 and 1996, respectively.

     LOE was $1,654,000 for the six months ended June 30, 1997 compared to $1,236,000 for the 1996 period, an increase of $418,000 or 33.8%. DD&A was $2,693,000 and $2,282,000 for the same periods, an increase of $411,000 or 18.0%. Production for the six months ended June 30, 1997 was 587,000 BOE compared to 516,000 BOE for the six months ended June 30, 1996, an increase of 71,000 BOE or 13.8%. LOE per equivalent barrel of production was $2.82 for the first six months of 1997 compared to $2.39 for the comparable period of 1996. The increased rate for 1997 was due to workover expenses and additional production taxes resulting from higher product prices. DD&A applicable to oil and gas properties was $4.18 per equivalent barrel of production for the 1997 period compared to $4.12 per equivalent barrel of production for the 1996 period. Depreciation of other property and equipment was $240,000 and $155,000 for the six months ended June 30, 1997 and 1996, respectively.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $3,922,000 for the three months ended June 30, 1997, a $2,109,000 or 116.3% increase over the $1,813,000 reported for the three months ended June 30, 1996. The Company marketed 1,971,000 MMBtu's for the second quarter of 1996 compared to 1,217,000 MMBtu's marketed during the comparable quarter of 1996. Costs of trading were $3,621,000 for the 1997 quarter compared to $1,491,000 for the 1996 quarter, an increase of $2,130,000 or 142.9%.

     Trading revenues were $8,971,000 for the six months ended June 30, 1997, an increase of $4,963,000 or 123.8% over the $4,008,000 reported for the six months ended June 30, 1996. The Company marketed 3,742,000 MMBtu's for the six month period of 1997 compared to 2,486,000 MMBtu's marketed during the comparable period of 1996. Costs of trading were $8,532,000 for the 1997 six month period compared to $3,283,000 for the 1996 six month period, an increase of $5,249,000 or 159.9%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $868,000 for the quarter ended June 30, 1997 compared to $654,000 for the comparable quarter of 1996, an increase of $214,000, or 32.7%. Utilization rates in the Wattenberg Field Area, where the service company is active, have increased in 1997. The Company has also purchased additional service equipment which contributed to the increase in revenues. For the quarter ended June 30, 1997, 17.5% of the fees billed by Action were for Company owned wells compared to 9.4% for the quarter ended June 30, 1996. Costs of oilfield services were $576,000 for the quarter ended June 30, 1997 compared to $492,000 for the same period of 1996, an increase of $84,000 or 17.1%

     Oilfield services revenues were $1,645,000 for the six months ended June 30, 1997 compared to $1,073,000 for the comparable six month period of 1996, an increase of $572,000 or 53.3%. For the six months ended June 30, 1997, 18.7% of the fees billed by Action were for Company owned wells compared to 15.3% for the six months ended June 30, 1996. Costs of oilfield services were $1,193,000 for the six months ended June 30, 1997 compared to $858,000 for the same period of 1996, an increase of $335,000 or 39.0% The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 310 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado, and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended June 30, 1997 were $256,000 compared to $252,000 for the 1996 quarter, an increase of $4,000 or 1.6%. Fees for the six months ended June 30, 1997 were $511,000 compared to $517,000 for the 1996 six month period, a decrease of $6,000 or 1.2%.

     General and administrative expenses ("G&A") were $400,000 for the quarter ended June 30, 1997 compared to $340,000 for the quarter ended June 30, 1996, an increase of $60,000 or 17.6%. G&A was $913,000 for the six months ended June 30, 1997 compared to $781,000 for the six months ended June 30, 1996, an increase of $132,000 or 16.9%. The Company's G&A costs have increased due to expansion of the Company's areas of activity.

     The provision for income taxes was $742,000 for the quarter ended June 30, 1997, compared to $430,000 for the quarter ended June 30, 1996. The provision for the six months ended June 30, 1997 was $1,757,000 compared to $890,000 for the same six month period of 1996. Income before income taxes increased $865,000 for the 1997 quarter, and the effective tax rate increased to 27.5% from 23.5%. Income before income taxes for the six month period of 1997 increased by $2,568,000, and the effective tax rate increased to 27.5% from 23.3%. Effective tax rates are affected by amounts of permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

     Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. The oil and natural gas prices received during the first few months of 1997 were at the highest levels in recent years. To the extent that oil and natural gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

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

                      ---------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "expects" or "estimates" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions, including availability of drilling rigs and other equipment and services; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, beginning on page 14.

                      ---------------------------

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 16, 1997, the Company held an annual meeting of stockholders. The following table sets forth certain information relating to each matter voted upon at the meeting.

                                                    Votes
                                   ---------------------------------------
                                             Withheld/            Broker
Matters Voted Upon                    For     Against  Abstain   Non-Votes
-----------------------------      ---------  -------  -------  ----------
Election of Richard H. Lewis       4,744,942   21,995
as Class III Director.

Election of John P. Lockridge      4,736,685   30,252
as Class III Director.

Amendment to Article V of the      4,630,212   38,191   98,534
Certificate of Incorporation
to increase the number of
authorized shares of common
stock from 8,000,000 to
12,000,000 shares.

Ratification of the selection      4,670,097    6,708   90,132
of Deloitte & Touche LLP as
independent auditors for 1997.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits

     The following exhibit is filed herewith pursuant to rule 601 of Regulation S-K.

     Exhibit No.            Document

        27                  Financial Data Schedules

     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended June 30, 1997.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PRIMA ENERGY CORPORATION
                                         (Registrant)

Date August 14, 1997               By /s/Richard H. Lewis
     ---------------               ----------------------------

                                   Richard H. Lewis,
                                   President and
                                   Principal Financial Officer