Form 10-Q
period 1997-09-30
PRIMA ENERGY CORP
filed 1997-11-13
CIK 318107

===========================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

          [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from__________to__________


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

As of October 31, 1997, the Registrant had 5,757,556 shares of Common Stock, $0.015 Par Value, outstanding.

===========================================================================

                         PRIMA ENERGY CORPORATION


                                   INDEX
                                   -----
                                                                     Page

Part I - Financial Information
------------------------------

     Item 1.   Financial Statements

          Unaudited consolidated balance sheets . . . . . .. . . . .   3

          Unaudited consolidated statements of income . . . . . . ..   5

          Unaudited consolidated statements of cash flows . . . . ..   6

          Notes to unaudited consolidated financial statements . . .   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . .  10


Part II - Other Information
 ---------------------------

     Item 6.  Exhibits and Reports on Form 8-K. . . .. . . . . . . .  16

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . ..  17

                         PRIMA ENERGY CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS


                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997            1996
                                               -------------   ------------
CURRENT ASSETS
Cash and cash equivalents...................    $ 7,258,000    $ 6,704,000
Available for sale securities, at market....      1,807,000      1,503,000
Receivables (net of allowance for
  doubtful accounts: 9/30/97, $43,000;
  12/31/96, $45,000)........................      5,120,000      5,921,000
Tubular goods inventory.....................      1,023,000        311,000
Other.......................................        124,000        572,000
                                                 ----------     ----------
      Total current assets..................     15,332,000     15,011,000
                                                 ----------     ----------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method............     61,339,000     52,885,000
Less accumulated depreciation,
  depletion and amortization................    (25,437,000)   (21,940,000)
                                                 ----------     ----------
      Oil and gas properties - net..........     35,902,000     30,945,000
                                                 ----------     ----------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment..................      3,315,000      2,387,000
Furniture and equipment.....................        682,000        652,000
Field office, shop and land.................        341,000        341,000
                                                 ----------     ----------
                                                  4,338,000      3,380,000
Less accumulated depreciation...............     (2,334,000)    (2,000,000)
                                                 ----------     ----------
      Property and equipment - net..........      2,004,000      1,380,000
                                                 ----------     ----------

OTHER ASSETS
Cash, designated............................        346,000        325,000
Other.......................................        429,000        345,000
                                                 ----------     ----------
      Total other assets....................        775,000        670,000
                                                 ----------     ----------

                                                $54,013,000    $48,006,000
                                                 ==========     ==========



  See accompanying notes to unaudited consolidated financial statements.

                          PRIMA ENERGY CORPORATION
                    CONSOLIDATED BALANCE SHEETS (cont'd.)
                                 (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997            1996
                                               -------------   ------------
CURRENT LIABILITIES
Accounts payable............................    $ 1,523,000    $ 2,526,000
Amounts payable to oil and gas
  property owners...........................      1,883,000      2,831,000
Production taxes payable....................      1,241,000      1,094,000
Accrued and other liabilities...............        270,000        476,000
Current portion of note payable.............        120,000              0
Deferred tax liability......................        171,000        221,000
                                                 ----------     ----------
      Total current liabilities.............      5,208,000      7,148,000

NOTE PAYABLE................................        240,000              0
PRODUCTION TAXES, non-current...............        972,000        984,000
DEFERRED TAX LIABILITY......................      6,452,000      4,601,000
                                                 ----------     ----------

      Total liabilities.....................     12,872,000     12,733,000
                                                 ----------     ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding...........              0              0
Common stock, $0.015 par value,
  12,000,000  shares  authorized;
  5,820,556 shares issued...................         87,000         87,000
Additional paid-in capital..................      4,222,000      4,222,000
Retained earnings...........................     37,591,000     31,383,000
Unrealized gain (loss) on available
  for sale securities.......................         28,000        (36,000)
Treasury stock - 63,000 and 30,000 shares,
  respectively, at cost.....................       (787,000)      (383,000)
                                                 ----------     ----------
      Total stockholders' equity............     41,141,000     35,273,000
                                                 ----------     ----------

                                                $54,013,000    $48,006,000
                                                 ==========     ==========



   See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                            THREE MONTHS ENDED        NINE MONTHS ENDED
                              SEPTEMBER 30,             SEPTEMBER 30,
                         ------------------------   ------------------------
                             1997         1996         1997         1996
                         -----------  -----------   -----------  -----------
REVENUES

Oil and gas sales......  $ 3,536,000  $ 3,192,000  $13,430,000  $ 9,600,000
Trading revenues.......    3,808,000    1,876,000   12,779,000    5,884,000
Oilfield services......      757,000      532,000    2,402,000    1,605,000
Management and
  operator fees........      257,000      250,000      768,000      767,000
Interest and
  dividend income......      142,000      108,000      406,000      275,000
Other..................       61,000      140,000      149,000      227,000
                          ----------   ----------   ----------   ----------
                           8,561,000    6,098,000   29,934,000   18,358,000
                          ----------   ----------   ----------   ----------

EXPENSES
Depreciation, depletion
  and amortization.....    1,156,000    1,051,000    3,849,000    3,333,000
Lease operating expense      407,000      346,000    1,305,000    1,089,000
Production taxes.......      232,000      225,000      988,000      718,000
Cost of trading........    3,625,000    1,602,000   12,157,000    4,885,000
Cost of oilfield
  services.............      525,000      436,000    1,718,000    1,294,000
General and
  administrative.......      441,000      433,000    1,354,000    1,214,000
                          ----------   ----------   ----------   ----------
                           6,386,000    4,093,000   21,371,000   12,533,000
                          ----------   ----------   ----------   ----------

INCOME BEFORE
  INCOME TAXES.........    2,175,000    2,005,000    8,563,000    5,825,000
PROVISION FOR
  INCOME TAXES.........      598,000      467,000    2,355,000    1,357,000
                          ----------   ----------   ----------   ----------
NET INCOME.............  $ 1,577,000  $ 1,538,000  $ 6,208,000  $ 4,468,000
                          ==========   ==========   ==========   ==========

NET INCOME PER SHARE...  $      0.27  $      0.26  $      1.05  $      0.77
                          ==========   ==========   ==========   ==========
WEIGHTED AVERAGE
  COMMON SHARES
  OUTSTANDING AND
  COMMON SHARE
  EQUIVALENTS..........    5,939,147    5,839,080    5,934,176    5,839,344
                          ==========   ==========   ==========   ==========



   See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                --------------------------
                                                   1997            1996
                                                -----------    -----------
OPERATING ACTIVITIES
Net income .................................    $ 6,208,000    $ 4,468,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, depletion and amortization..      3,849,000      3,333,000
  Deferred income taxes.....................      1,762,000      1,001,000
  Other.....................................       (105,000)      (216,000)
  Changes in current assets and liabilities:
   Receivables..............................        801,000       (143,000)
   Inventory................................       (712,000)      (226,000)
   Other current assets.....................         91,000        178,000
   Payables.................................     (1,804,000)      (202,000)
   Accrued and other liabilities............       (206,000)      (199,000)
                                                 ----------     ----------
   Net cash provided by operating activities      9,884,000      7,994,000
                                                 ----------     ----------
INVESTING ACTIVITIES
Additions to oil and gas properties.........     (8,287,000)    (2,719,000)
Purchases of other property.................     (1,003,000)      (401,000)
Purchases of available for sale securities..       (324,000)      (197,000)
Proceeds from sales of property.............        215,000        831,000
Proceeds from sales of available for
  sale securities...........................        113,000              0
                                                 ----------     ----------
   Net cash used by investing activities....     (9,286,000)    (2,486,000)
                                                 ----------     ----------
FINANCING ACTIVITIES
Borrowings..................................        360,000              0
Treasury stock purchased....................       (404,000)             0
Dividends paid..............................              0       (970,000)
                                                 ----------     ----------
   Net cash used by financing activities....        (44,000)      (970,000)
                                                 ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS.......        554,000      4,538,000
CASH AND CASH EQUIVALENTS,
  beginning of period.......................      6,704,000      3,977,000
                                                 ----------     ----------

CASH AND CASH EQUIVALENTS, end of period....    $ 7,258,000    $ 8,515,000
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the nine month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 1997 and 1996 covered thereby.

2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at September 30, 1997.

3.  NOTE PAYABLE

     At September 30, 1997, the Company had one note payable as follows:

            Total                      $ 360,000
            Less, current portion        120,000
                                         -------
            Long term                  $ 240,000
                                         =======

The note is dated June 10, 1997 and is due June 10, 2000, with interest at an annual rate of 8%. Payments of principal and accrued interest on the note are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary. The note is collateralized by the oilfield service equipment purchased.

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (8.50% at September 30, 1997), with interest payable monthly. At December 31, 1996 and September 30, 1997, there were no amounts outstanding under the line of credit.

4.  EARNINGS PER SHARE

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted.

      A comparison of EPS shown in the accompanying financial statements with the pro forma amounts that would have been determined in accordance with SFAS 128 is as follows:

                                Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                ------------------    ------------------
                                  1997      1996        1997      1996
                                --------  --------    --------  --------

Primary (Basic):
     As reported..........       $0.27      $0.26      $1.05      $0.77
     Pro forma............        0.27       0.26       1.08       0.77
Fully Diluted (Diluted):
     As reported..........         n/a        n/a        n/a        n/a
     Pro forma............        0.27       0.26       1.05       0.77

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

5.  HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 39% and 33% of its oil production in the first nine months of 1997 and 1996, respectively, and hedged approximately 37% and 0% of its natural gas production in these same periods. Hedging gains and (losses) were $486,000 and $(116,000) for the nine months ended September 30, 1997 and 1996, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At September 30, 1997, the Company had an unrealized gain on November crude oil calls of $1,800.

     At September 30, 1997, the Company had in place for the month of October 1997, a swap on 60,000 MMBtu to provide for a fixed margin per MMBtu on a sales agreement for a similar volume of natural gas. The Company also had in place a swap on 750,000 MMBtu (150,000 per month for six months) as a hedge on the Company's natural gas production at September 30, 1997. At that time, there was an unrealized loss of $649,500 on the production hedge. The forward sales will be reflected as an adjustment to revenue in the month the corresponding physical transaction occurs. In a typical swap agreement, the Company receives the difference between a fixed price per unit of production and the index price, if the index price is lower. If the index price is higher, the Company pays the difference. Current hedging agreements are settled on a monthly basis. All current contracts specify the index price to be the "Inside FERC" first of the month spot price for Colorado Interstate Gas Co.

     At September 30, 1997, the Company had no open futures transactions that did not correspond to anticipated physical transactions.

                        PRIMA ENERGY CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities for the nine months ended September 30, 1997 was $9,884,000 compared to $7,994,000 for the same nine month period of 1996. Net working capital at September 30, 1997 was $10,124,000 compared to $7,863,000 at December 31, 1996. Current liabilities at September 30, 1997 decreased from December 31, 1996 levels by $1,940,000, while current assets increased by $321,000 for the same period. The increase in working capital of $2,261,000 was primarily generated by cash flows from operations during the nine months ended September 30, 1997. The Company also received proceeds from the sales of securities and property totaling $328,000 during the period.

     The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $9,290,000 in property and equipment during the nine months ended September 30, 1997 compared to $3,120,000 for the 1996 nine month period. The Company expended $6,940,000 during the 1997 nine month period for its proportionate share of the costs of drilling and completing wells, $1,321,000 for undeveloped acreage, $26,000 for purchases of producing properties and $1,003,000 for other property and equipment. These expenditures compare to $2,101,000 for well costs, $552,000 for undeveloped acreage, $66,000 for purchases of producing properties and $401,000 for other property and equipment in the 1996 nine month period.

     During the nine months ended September 30, 1997, the Company drilled and completed fifteen wells in the Wattenberg Field area of northeastern Colorado and completed two wells which were drilling or waiting on completion at December 31, 1996. In October 1997, the Company drilled three additional wells in Wattenberg. As of November 10, 1997, one of these wells was producing and two were waiting on completion. The Company also drilled two wells on its acreage at Denver International Airport in October 1997. As of November 10, 1997, both of these wells were waiting on completion. All of these wells are 100% owned and operated by Prima. The Company also recompleted nine wells (8.9 net) during the nine months ended September 30, 1997.

     During the second and third quarters of 1997, seven non-operated wells (1.6 net) were drilled and completed in the Bonny Field in northeastern Colorado. Bonny Gathering Company, the joint venture in which Prima is the managing venturer, operator and 15.5% owner, is continuing with plans to renovate and upgrade the gathering and compression facilities at the Bonny Field over the next few months. Prima's anticipated share of these expenditures is approximately $600,000.

     The Record of Decision was issued in August 1997 for the Cave Gulch area Environmental Impact Study in Wyoming's Wind River Basin. This allowed drilling activities to resume. Since August, the Company has participated in the drilling of five non-operated wells in this area. Four of these wells were drilled to approximately 10,000 feet to test the Lance and Ft. Union formations. These two formations are the primary producing zones in the Cave Gulch Unit. Prima owns working interests ranging from 6% to 15% in these wells. At November 10, 1997, three of these wells were in various stages of completion and one was drilling. The fifth well is an 18,000 foot test of the deeper formations, in which Prima owns an approximate 3.7% working interest. This well was drilling as of November 10th. The Company anticipates participating in approximately three to five additional wells in this area by year end.

     The Company recently drilled the first of three new Prima operated wells on three internally generated prospects in the Powder River Basin of Wyoming. Prima has a 100% working interest in this first well, which, as of November 10, 1997, was waiting on completion. The second well commenced drilling on November 7, 1997. Current plans are to drill the third well before year end.

     Over the last few months, Prima has drilled or re-entered five wells on its acreage in the Texas Panhandle to test the shallow Red Cave and Brown Dolomite formations. Two of the wells were unsuccessful and have been abandoned. A third well is producing at marginal rates. Of the remaining two wells, one is waiting on pipeline hookup and the other is waiting on a completion attempt. Prima owns 100% working interest in these wells. The Company intends to evaluate the results from these wells prior to commencing any additional drilling activities in this area.

     The Company is also supporting, through acreage options, the drilling of two 14,000 foot exploratory test wells near its acreage position in the Northern Green River Basin of Wyoming. Prima will not own an interest in the initial exploratory wells. The first well commenced operations in early September and will help evaluate this play in which Prima owns approximately 59,000 gross, 21,800 net, acres. The initial well recently reached total depth and a decision was made by the operator to run casing. It is the Company's understanding that drilling operations on the second well are expected to commence in the near future.

     It is expected these drilling and completion costs will be funded from internally generated cash flows or from available cash balances. The timing of these activities will depend on drilling rig, equipment and service availability and regulatory approval. The timing and extent of these activities could vary significantly.

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

Results of Operations
---------------------

     For the quarter ended September 30, 1997, the Company earned net income of $1,577,000, or $.27 per share, on revenues of $8,561,000, compared to net income of $1,538,000, or $.26 per share on revenues of $6,098,000 for the comparable quarter of 1996. Expenses were $6,386,000 for the 1997 third quarter compared to $4,093,000 for the 1996 third quarter. Revenues increased $2,463,000, or 40%, expenses increased $2,293,000, or 56%, and net income increased $39,000, or 3%.

     For the nine months ended September 30, 1997, the Company earned net income of $6,208,000, or $1.05 per share, on revenues of $29,934,000, compared to net income of $4,468,000, or $.77 per share on revenues of $18,358,000 for the nine months ended September 30, 1996. Expenses were $21,371,000 for the 1997 nine month period compared to $12,533,000 for the 1996 nine month period. Revenues increased $11,576,000, or 63%, expenses increased $8,838,000, or 71%, and net income increased $1,740,000, or 39%.

     Oil and gas sales for the quarter ended September 30, 1997 were $3,536,000 compared to $3,192,000 for the same quarter of 1996, an increase of $344,000 or 11%. The Company's net natural gas production was 1,280,000 Mcf and 1,079,000 Mcf for the third quarters of 1997 and 1996, respectively, an increase of 201,000 Mcf or 19%. Its net oil production was 61,000 barrels compared to 54,000 barrels for the same periods, an increase of 7,000 barrels or 13%. The average price received for natural gas production for the third quarter of 1997 was $1.88 per Mcf compared to $1.87 per Mcf for the third quarter of 1996. Approximately 6% of the natural gas production for the three months ended September 30, 1997 and 1996, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price received for the Company's natural gas production exclusive of the fixed price contract gas was $1.64 per Mcf for the 1997 quarter compared to $1.62 per Mcf for the 1996 quarter. The average price received for oil in the third quarter of 1997 was $18.67 per barrel compared to $21.70 per barrel for the third quarter of 1996, a decrease of $3.03 per barrel or 14%. During the third quarter of 1997, the Company hedged approximately 33% of its oil production and 41% of its natural gas production. Net hedging losses of $54,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $0.09 and decreased the average price received per Mcf of natural gas by $0.05. No oil or natural gas production was hedged during the third quarter of 1996.

     Oil and gas sales for the nine months ended September 30, 1997 were $13,430,000 compared to $9,600,000 for the nine months ended September 30, 1996, an increase of $3,830,000 or 40%. The Company's net natural gas production was 4,025,000 Mcf and 3,438,000 Mcf for the first nine months of 1997 and 1996, respectively, an increase of 587,000 Mcf or 17%. Its net oil production was 190,000 barrels compared to 177,000 barrels for the same nine month periods, an increase of 13,000 barrels or 7%. The average price received for natural gas production was $2.37 per Mcf for the nine months ended September 30, 1997 compared to $1.77 per Mcf for the nine months ended September 30, 1996, an increase of $0.60 per Mcf or 34%. Approximately 5% and 6% of the natural gas production for the nine months ended September 30, 1997 and 1996, respectively, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price received for the Company's natural gas production exclusive of the fixed price contract gas was $2.18 per Mcf for the nine months ended September 30,1997 compared to $1.53 per Mcf for the same period of 1996. The average price received for oil for the first nine months of 1997 was $20.39 per barrel compared to $19.84 per barrel for the same period of 1996, an increase of $0.55 per barrel or 3%. During the nine months ended September 30, 1997, the Company hedged approximately 39% of its oil production and 37% of its natural gas production. Hedging gains of $486,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $0.67 and the average price received per Mcf of natural gas by $0.08 During the nine months ended September 30, 1996, the Company hedged approximately 33% of it oil production. Hedging losses of $116,000 reduced the average price received for oil by $0.65 per barrel. No natural gas production was hedged during this period.

     Lease operating expenses and production taxes ("LOE") were $639,000 for the third quarter of 1997 compared to $571,000 for the 1996 quarter, an increase of $68,000 or 12%. Depreciation, depletion and amortization ("DD&A") was $1,156,000 and $1,051,000 for the same periods, an increase of $105,000 or 10%. Production for the quarter ended September 30, 1997 was 274,000 barrels of oil equivalent ("BOE") compared to 234,000 BOE for the quarter ended September 30, 1996, an increase of 40,000 BOE or 17%. Depreciation of other property and equipment was $113,000 and $86,000 for the quarters ended September 30, 1997 and 1996, respectively.

     LOE was $2,293,000 for the nine months ended September 30, 1997 compared to $1,807,000 for the 1996 period, an increase of $486,000 or 27%. DD&A was $3,849,000 and $3,333,000 for the same periods, an increase of $516,000 or 15%. Production for the nine months ended September 30, 1997 was 861,000 BOE compared to 750,000 BOE for the nine months ended September 30, 1996, an increase of 111,000 BOE or 15%. LOE per equivalent barrel of production was $2.66 for the first nine months of 1997 compared to $2.41 for the comparable period of 1996. The increased rate for 1997 was due to workover expenses and additional production taxes resulting from higher product prices. DD&A applicable to oil and gas properties was $4.06 per equivalent barrel of production for the 1997 period compared to $4.12 per equivalent barrel of production for the 1996 period. Depreciation of other property and equipment was $352,000 and $242,000 for the nine months ended September 30, 1997 and 1996, respectively.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $3,808,000 for the three months ended September 30, 1997, an increase of $1,932,000 or 103% over the $1,876,000 reported for the three months ended September 30, 1996. The Company marketed 2,076,000 MMBtu's for the third quarter of 1997 compared to 1,183,000 MMBtu's marketed during the comparable quarter of 1996. Costs of trading were $3,625,000 for the 1997 quarter compared to $1,602,000 for the 1996 quarter, an increase of $2,023,000 or 126%.

     Trading revenues were $12,779,000 for the nine months ended September 30, 1997, an increase of $6,895,000 or 117% over the $5,884,000 reported for the nine months ended September 30, 1996. The Company marketed 5,818,000 MMBtu's for the nine month period of 1997 compared to 3,670,000 MMBtu's marketed during the comparable period of 1996. Costs of trading were $12,157,000 for the 1997 nine month period compared to $4,885,000 for the 1996 nine month period, an increase of $7,272,000 or 149%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling, rental equipment and other related activities. Revenues were $757,000 for the quarter ended September 30, 1997 compared to $532,000 for the comparable quarter of 1996, an increase of $225,000, or 42%. Utilization levels in the Wattenberg Field Area, where the service company is active, continue to increase. The Company has also purchased additional equipment which contributed to the increase in revenues. For the quarter ended September 30, 1997, 27% of the fees billed by Action were for Company owned wells, compared to 20% for the quarter ended September 30, 1996. Costs of oilfield services were $525,000 for the quarter ended September 30, 1997 compared to $436,000 for the same period of 1996, an increase of $89,000 or 20%

     Oilfield services revenues were $2,402,000 for the nine months ended September 30, 1997 compared to $1,605,000 for the comparable nine month period of 1996, an increase of $797,000 or 50%. For the nine months ended September 30, 1997, 22% of the fees billed by Action were for Company owned
wells compared to 17% for the nine months ended September 30, 1996.    Costs
of oilfield services were $1,718,000 for the nine months ended September 30, 1997 compared to $1,294,000 for the same period of 1996, an increase of $424,000 or 33% The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 350 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer and operator of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended September 30, 1997 were $257,000 compared to $250,000 for the 1996 quarter, an increase of $7,000 or 3%. Fees for the nine months ended September 30, 1997 were $768,000 compared to $767,000 for the 1996 nine month period, an increase of $1,000. Fees have remained relatively constant in 1997 as the Company has primarily drilled wells in which it has 100% working interest.

     General and administrative expenses ("G&A") were $441,000 for the quarter ended September 30, 1997 compared to $433,000 for the quarter ended September 30, 1996, an increase of $8,000 or 2%. G&A was $1,354,000 for the nine months ended September 30, 1997 compared to $1,214,000 for the nine months ended September 30, 1996, an increase of $140,000 or 12%. The Company's G&A costs have increased due to expansion of the Company's areas of activity.

     The provision for income taxes was $598,000 for the quarter ended September 30, 1997 compared to $467,000 for the quarter ended September 30, 1996. Income before income taxes increased $170,000 for the 1997 quarter and the effective tax rate increased to 28% from 23%. The provision for the nine months ended September 30, 1997 was $2,355,000 compared to $1,357,000 for the same nine month period of 1996. Income before income taxes for the nine month period of 1997 increased by $2,738,000, and the effective tax rate also increased to 28% from 23%. Effective tax rates are affected by amounts of permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

     Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. During the first nine months of 1997, the monthly price the Company received for its oil production has ranged from a high of $24.61 per barrel to a low of $18.11 per barrel and natural gas prices have ranged from a high of $4.11 per Mcf to a low of $1.67 per Mcf. Prices are affected by, among other things, weather, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. To the extent that oil and natural gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

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


                         _________________________

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

                         _________________________

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


     (a)   Exhibits
           --------

     The following exhibits are filed herewith pursuant to rule 601 of Regulation S-K or are incorporated by reference to previous filings.

         Exhibit No.             Document

             3.1                 Certificate of Amendment of the
                                 Certificate of Incorporation
                                 Prima Energy Corporation

             27                  Financial Data Schedules


     (b)   Reports on Form 8-K
           -------------------

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended September, 30, 1997.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRIMA ENERGY CORPORATION
                                             (Registrant)



Date  November 13, 1997              By /s/ Richard H. Lewis
      -----------------                 ------------------------

                                     Richard H. Lewis,
                                     President and
                                     Principal Financial Officer