Form 10-K405
period 1997-12-31
PRIMA ENERGY CORP
filed 1998-03-25
CIK 318107

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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

Aggregate market value of the 2,632,637 shares of Common Stock held by non-affiliates of the Registrant as of March 13, 1998 was $50,842,802 (based upon the mean of the closing bid and asked prices on the Nasdaq System).

As of March 13, 1998, Registrant had outstanding 5,770,056 shares of Common Stock, $0.015 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

ITEM                                                                   PAGE
----                                                                   ----
                                     PART I

1. and 2. BUSINESS and PROPERTIES.....................................    3

3.     LEGAL PROCEEDINGS..............................................   15

4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.............   15


                                     PART II

5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS............................................   18

6.     SELECTED FINANCIAL DATA........................................   19

7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS............................   20

8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   25

9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE............................   25


                                    PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   26

11.    EXECUTIVE COMPENSATION.........................................   26

12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT.....................................................   26

13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   26

                                     PART IV

14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K......................................................    27


                                     PART I

ITEMS 1 and 2. BUSINESS and PROPERTIES

     "The Company" or "Prima" is used in this report to refer to Prima Energy Corporation and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of oilfield service equipment, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies and other plans and objectives of Prima management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading:
"Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 15.

GENERAL

     Prima was incorporated in April 1980 as a start-up company for the purpose of engaging in the exploration for, and the acquisition, development and production of crude oil and natural gas and for other related business activities. In October 1980, the Company became publicly owned with a $3.6 million common stock offering. In more recent years, the Company's activities, through its wholly owned subsidiaries, have expanded to include oil and gas property operations, oilfield services and natural gas marketing and trading.

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

     The Board of Directors of Prima approved a three for two stock split of its common stock, to stockholders of record on February 20, 1997, distributed March 4, 1997. As a result, the number of shares of common stock outstanding increased from 3,860,396 to 5,790,556 on the distribution date. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock splits.

OIL AND GAS OPERATIONS

     The Company's oil and gas operating activities are conducted in the Denver-Julesburg Basin in northeastern Colorado, the Wind River Basin in central Wyoming, the Powder River Basin in northeastern Wyoming, and in the Texas Panhandle. Prima also has leased undeveloped acreage in the Green River Basin located in southwest Wyoming. The Wattenberg Field Area ("Wattenberg Area") in the Denver- Julesburg Basin is the Company's principal area of operation. Prima's business activities include oil and gas lease acquisition, exploration, development, production, marketing and operations.

     At December 31, 1997, the Company operated 372 producing wells. It is an objective of the Company to operate, when possible, the oil and gas properties in which it has economic interests. The Company believes, with the responsibility and authority as operator, it is in a better position to control costs, safety, and timeliness of work, as well as other critical factors affecting the economics of a well.

     The Company's natural gas production is marketed pursuant to a number of gas sales agreements which vary with respect to their specific provisions, including price, gross volumes and length of contract. During 1997, the average price received for the Company's natural gas production was $2.39 per Mcf, as compared to $2.11 per Mcf in 1996. The price Prima receives for its natural gas production is higher than the Rocky Mountain spot price because the Wattenberg Area production is rich gas (approximately 1,250 Btu) which commands a premium price, and because of its proximity to a major metropolitan market. Additionally, approximately 5% of Prima's production is sold pursuant to a $5.90 per MMBtu contract price which raises Prima's average gas price by approximately $0.19 per Mcf. The price received for the Company's crude oil production was $19.90 per barrel in 1997, as compared to $20.84 in 1996. During 1997, the Company produced 5,344,000 Mcf of natural gas and 255,000 barrels of oil compared to 4,646,000 Mcf and 233,000 barrels in 1996. The Company drilled 50 gross (36.48 net) wells in 1997 compared to 39 gross (23.04 net) wells in 1996.

     The Company's net proved reserves as of December 31, 1997, as estimated by the consulting engineering firm of Reed W. Ferrill & Associates, Inc., consisted of over 63 Bcf of natural gas and 3,358,000 barrels of oil having an estimated pretax discounted present value, using prices in effect at year end, of approximately $76 million. Approximately 74% of Prima's year end estimated reserves on a barrel of oil equivalent ("BOE") basis, converted on the basis of six Mcf of natural gas to one barrel of oil, are proved developed reserves and approximately 76% are attributable to natural gas reserves.

     A summary of the Company's key statistics by area of activity at December 31, 1997 is as follows:


                                         Percent of               Daily Net Production                Percent of
                                           Proved           ----------------------------------       Oil and Gas
                                          Reserves              Oil (bbls)        Gas (Mcf)            Revenue
                                        --------------      --------------     ---------------     ---------------
                                        1997      1996      1997      1996     1997       1996     1997       1996
                                        ----      ----      ----      ----     ----       ----     ----       ----
  Wattenberg Area.................        77%       90%      680       622    10,265     9,217        75%       77%
  Bonny Field.....................         4         5         0         0       763       696         9        10
  Wind River Basin................         8         4         9        12     3,004     2,549        13        12
  Powder River Basin..............        11         1        10         3       590       232         3         1


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

- Acquisition of both developed and undeveloped properties. The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. At December 31, 1997, the Company owned interests in 221,000 gross, 149,000 net, undeveloped acres in its areas of interest.

- Prospect generation - The Company utilizes its own personnel and outside consultants to develop oil and natural gas prospects for drilling either solely by the Company or with partners on lease acreage acquired in Prima's core areas. The Company also acquires interests in exploratory or development projects through acquisition or farm-ins from third parties.

1997 ACTIVITY

DENVER BASIN

WATTENBERG AREA

     The Wattenberg Area is located approximately 30 miles northeast of Denver, Colorado and encompasses an area in excess of 1,000 square miles. Prima's leasehold position in the Wattenberg Area is 15,439 gross, 11,799 net, developed acres, with an additional 9,551 gross, 7,912 net, undeveloped acres. See "Developed and Undeveloped Acreage" below. The Company's drilling and production activities have been centered in a portion of the field where the primary productive reservoirs are the Codell and Niobrara formations with occasional production from the J-Sand, Parkman and Sussex formations. The Codell and Niobrara reservoirs blanket large areas of the field and have moderate porosity and low permeability. These two formations, therefore, require stimulation to establish economic production. Recoverable reserves in any individual well bore are controlled by reservoir quality, reservoir thickness, the gas-to-oil ratio, and fracture stimulation techniques. The Company has developed an extensive database of well information and production history. The 1997 production from Prima's Wattenberg Area properties accounted for approximately 75% of total oil and gas revenues, with natural gas production averaging 10,265 Mcf per day and oil production averaging 680 barrels per day net to Prima's interest.

     During the second quarter of 1997, the Company commenced a twenty well (19.7 net) drilling program in the Wattenberg Area. At December 31, 1997, all twenty of the wells had been drilled. Seventeen of the wells were completed and on production by December 31, and the remaining three wells were placed on production in January 1998. Additionally, during 1997 the Company successfully recompleted 10 wells (9.1 net).

     The Company intends to continue its development and exploitation activities in the Wattenberg Area, with the timing of the activities largely dependent on natural gas and oil prices. At December 31, 1997 the Company owned or controlled nearly 250 potential drillsites in the Wattenberg Area.
A substantial number of these locations are in areas where the Company believes historical results of older producing wells have either been uneconomic or marginally economic. The Company's strategy includes drilling and completing selected wells in these areas over the next few years utilizing advanced drilling and completion techniques, improved marketing, and cost controls in an attempt to improve the wells' economics and prove up additional acreage. There is no assurance that any of these locations will ultimately be drilled or that any wells drilled will ultimately prove to be commercially productive. At December 31, 1997 the Company had classified 45 undrilled locations in the Wattenberg Area as proved undeveloped reserves in its year-end reserve report. Additionally, the Company included in its year end reserve report 74 wells with pay zones behind pipe as proved developed non-producing reserves. The Company expects its primary exploitation efforts will focus on recompleting or restimulating its behind pipe reserves over the next few years. The Company's reserve report contemplates 32 recompletions and 10 new wells at Wattenberg during 1998, with an estimated capital expenditure of $5,072,000.

DENVER INTERNATIONAL AIRPORT (DIA)

     In the second quarter of 1997, Prima acquired a 12,760 gross and net acre oil and gas lease from the City and County of Denver covering a portion of its Denver International Airport property. The property is located approximately 20 miles northeast of downtown Denver. The lease contains provisions which require that a well be drilled every 90 days, and that the Federal Aviation Administration approve each drill site. Prima drilled, completed and turned to production two wells on this lease in the fourth quarter of 1997, in which the Company owns a 100% working interest. The wells targeted the "D" and "J" sands in this area at approximately 8,000 feet. One well was deepened to the Dakota Formation at approximately 8,350 feet but was not productive from that zone. The two wells are both productive from the "J" Formation. The Company intends to continue to evaluate and develop this leasehold by drilling two wells which have been included in the reserve report as proved undeveloped locations. These wells will be drilled during late spring and early summer of 1998 at an expected capital expenditure of $560,000. The ongoing development of DIA will be reviewed following these two wells.

BONNY FIELD

     Prima owns non-operated working interests ranging from 15.5% to 33.3% in approximately 120 producing wells in the Bonny Field located in Yuma County in eastern Colorado. The wells produce from the Niobrara Formation at a depth of about 1,800 feet. Prima's leasehold position in the Bonny Field is 4,371 gross, 720 net, developed acres, with an additional 11,882 gross, 1,923
net, undeveloped acres.   During 1997 the working interest owners drilled 9
development wells (2.29 net to Prima), which have all been completed and are producing. For the year ended December 31, 1997, the Bonny Field accounted for approximately 9% of Prima's oil and gas revenues with production averaging approximately 763 Mcf of natural gas per day net to Prima's interest.

     The natural gas contract for the Bonny Field, for both existing and new wells, provides for a $5.90 per MMBtu price, no market-out, 95% take or-pay, and continued purchases beyond expiration of the primary term in May 2002. The contract has been fully litigated as to these terms and conditions.

     Approximately 4% of Prima's year end reserves on a BOE basis were attributable to the Bonny Field. Prima intends to participate in the ongoing development of this field.

      Prima also owns a 15.5% interest in and serves as managing venturer and operator of the gathering and compression entity for the field, Bonny Gathering Company. Prima and other non-managing owners participated in a renovation and upgrade of this gathering system beginning the third quarter of 1997, scheduled for completion the second quarter of 1998. Gathering, compression and dehydration facilities are being replaced with new specially designed equipment in order to enhance deliverability of natural gas, improve run times and facilitate ongoing development of the field. The renovation and upgrade will cost approximately $600,000 to Prima's interest.

WIND RIVER BASIN

     Prima owns between a 4.5% and 50% working interest in 22 wells located in the Cave Gulch Area of the Wind River Basin in central Wyoming. The Company operates two of the 22 wells. The Company has been active in this area since 1987 and 1988 when it participated in the drilling and completion of two gas wells in the Frontier Formation at depths of approximately 2,700 feet. These two wells are currently not being produced due to high line pressure on the interstate pipeline in the area of the wells.

     In 1994, Prima contributed approximately 27 net acres to the formation of a 440 acre federal unit, the Cave Gulch Unit ("Unit"), in which Prima owns a 6% non-operated working interest. The Unit was formed to target a thick section of lenticular sandstones in the Fort Union and Lance formations of Tertiary and Upper Cretaceous age. Prima has participated for its 6% interest in 12 wells drilled within the Unit from July 1994 (inception of drilling within the Unit) through December 31, 1997, including one well drilled during 1997.

      During 1997, Prima participated in the drilling of five wells directly north of the Unit (North Cave Gulch) in which the Company has non-operated working interests ranging from 6% to 18%. These wells also targeted the Fort Union and Lance formations. At year end, two of the wells were producing and three were being completed. As of March 13, 1998, one additional well had been completed and was producing, and the remaining two were still in various stages of completion.

     In the fourth quarter of 1997, Prima began drilling its operated Northwest Cave Gulch #25-43 well approximately one mile west of the Unit. Prima has a 24% working interest in this well which targeted the Lance Formation sands at depths ranging from approximately 5,500 to 8,500 feet. The well reached total depth in January 1998, and completion was in progress as of March 13, 1998.

     During 1997, Prima also participated for its 4.5% non-operated working interest share of a well located one half mile north of the Unit, and scheduled to test the Lakota, Dakota, Muddy and Frontier formations to a depth of approximately 19,000 feet. This well was drilling at year end. During February 1998, a strong pressure kick was experienced upon drilling two feet into the Muddy Formation at a depth of 18,175 feet. The kick necessitated extreme well control measures to avoid a more serious problem and the possible loss of the wellbore and/or rig. Beginning February 19, 1998, the gas flow was diverted into an emergency sales line at rates that have varied between 25 and 45 million cubic feet of gas per day on a 31/64 inch dual choke with a flowing tubing pressure in excess of 10,800 pounds per square inch. Current plans by the operator are to continue to produce the well and monitor its behavior before deciding whether to continue drilling or rig down and produce the well from the Muddy and Frontier formations.

     Development drilling in the Cave Gulch Area was delayed in 1996 and part of 1997 pending issuance of an Environmental Impact Study for which the Record of Decision was issued in August 1997. Drilling in the area has progressed steadily since completion of the Study. Also in 1997, two major interstate pipelines completed projects to move additional gas from the immediate area. Additional capacity is estimated to be approximately 140,000 Mcf per day. Due to additional gas production from the area, however, pipeline capacity may be constrained from time to time in this area.

     Prima's leasehold position in the Wind River Basin is approximately 640 gross, 67 net, developed acres, with an additional 27,584 gross, 17,826 net, undeveloped acres at December 31, 1997. Average daily production from this area net to Prima's share in 1997 was approximately 3,004 Mcf and 9 barrels per day. The oil and natural gas revenues approximated 13% of Prima's total oil and gas sales for the year. This area represents about 8% of Prima's year end reserves on a BOE basis. After considering geological, engineering and marketing risks, Prima intends to continue its participation in development of this area on a well-by-well basis as it steps out from existing production.

POWDER RIVER BASIN

     Prima currently operates 7 wells (6.27 net) in the Powder River Basin, an extensive basin which covers the Northeast quadrant of the State of Wyoming. The wells are all located in Campbell County, Wyoming. The Company is producing from the Turner Formation at a depth of approximately 10,000 feet in four of its wells, and the Muddy Formation at a depth of approximately 9,500 in the three remaining wells. Prima's initial well operations began in this basin in 1994.

     During the fourth quarter of 1997 and the first quarter of 1998, Prima drilled four Muddy Formation wells in which the Company owns from 66.67% to 100% working interests. Three of the four wells were completed and turned to production by January 1998. These wells are included in the 7 operated well count in the preceding paragraph. The three wells were producing approximately 2,200 Mcf of natural gas and 80 barrels per day net to Prima's interest at March 13, 1998. The fourth well encountered gas shows while drilling, but the reservoir quality was not sufficient to deem an economic completion. Consequently, the well was plugged and abandoned. Prima acquired its right to drill these wells in a farmout agreement, whereby after drilling the wells Prima earned additional lease acreage and drilling locations. The three completed and producing wells provide the Company with offset development locations which the Company intends to drill in 1998. Prima believes at this time that it has a minimum of three and a maximum of eight development locations to be drilled in 1998. The amount of locations actually drilled will depend on results of each offsetting well.

     Prima's leasehold position in the Powder River Basin at December 31, 1997, was 459 gross, 391 net, developed acres, with an additional 60,380 gross, 55,585 net, undeveloped acres. Oil and gas sales from the area approximated 3% of Prima's total oil and gas sales for the year ended December 31, 1997, averaging 590 Mcf of natural gas and 10 barrels of oil per day. The Powder River Basin Area contributed 11% of Prima's reserves on a BOE basis in 1997. The Company has identified several additional leads and prospects in this basin on which future drilling is anticipated.

OTHER ACTIVITY

     During 1997, Prima drilled or re-entered five wells on its Texas Panhandle acreage. Two of the wells were capable of marginal production, and three were dry holes. Prima owns a 100% working interest and operates these wells which tested the Brown Dolomite Formation at a depth of approximately 3,000 feet, and the Red Cave Formation at a depth of approximately 2,800 feet. Prima currently holds 1,444 gross, 1,288 net, developed acres, and 26,954 gross, 25,187 net, undeveloped acres in this area. The Company plans no additional expenditures, and is considering selling its wells and leases in this area.

     Prima has 66,028 gross, 26,499 net, undeveloped lease acres in the Greater Green River Basin located in west central Wyoming. The Company has supported, through acreage options, the drilling of two 14,000 exploratory test wells in an area where Prima owns about 59,000 gross, 21,800 net, acres. Prima will not own an interest in the initial exploratory wells. The initial well commenced operations in September 1997, and the decision was made by the operator to run casing and attempt completion. The second exploratory well reached total depth during February 1998 and the operator elected to run casing. The Company believes the operator will attempt a completion on these wells in the near future. The results of these two exploratory wells will be key in evaluating the play and determining Prima's future activity in this area.

     In January 1998, Prima committed to a 6.25% non-operated working interest in a well to be drilled in Kern County, California. The well is on a seismically defined structure, and is scheduled to spud in the second quarter of 1998. This is a high risk well with large reserve potential.

PRODUCTION

     The Company's net natural gas production averaged 14,641 Mcf per day for the year ended December 31, 1997 compared to 12,694 Mcf per day for the year ended December 31, 1996 and 11,755 Mcf per day during the year ended December 31, 1995. Net oil production averaged 699 barrels per day for the year ended December 31, 1997 compared to 637 barrels per day during the year ended December 31, 1996 and 729 barrels per day during the year ended December 31, 1995. The table below summarizes information with respect to the Company's producing oil and gas properties for each of these periods.

                                                          Year Ended December 31,
                                                   ---------------------------------------
                                                      1997          1996            1995
                                                   ---------      ---------      ---------
Quantities Sold:
  Natural gas (Mcf)..........................      5,344,000       4,646,000      4,298,000
  Oil (barrels)..............................        255,000         233,000        266,000
Average Sales Price:
  Natural gas (per Mcf)......................       $   2.39        $   2.11       $   1.61
  Oil (per barrel)...........................       $  19.90        $  20.84       $  17.19
Average production (lifting)
  costs per equivalent barrel (1)............       $   2.68        $   2.47       $   2.21

---------------
(1) Natural gas production has been converted to a common unit of production (barrel of oil) on the basis of relative energy content
     (six Mcf of natural gas to one barrel of oil).

RESERVES

     The table below sets forth the Company's estimated quantities of proved reserves, all of which are located in the continental United States, and the present value of estimated future net cash flows from these reserves on a non-escalated basis, except as provided by contract. The quantities and values are based on prices in effect at year end (averaging $17.08 per barrel of oil and $2.40 per Mcf of natural gas at December 31, 1997 compared to $24.69 per barrel of oil and $3.76 per Mcf of natural gas at December 31,
1996). The future net cash flows were discounted by ten percent per year as of the end of each of the last three fiscal periods. The ten percent discount factor is specified by the Securities and Exchange Commission and is not necessarily the most appropriate discount rate. Present value, no matter what rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For further information concerning the reserves and the discounted future net cash flows from these reserves, see Note 13 of the Notes to Consolidated Financial Statements.

                                                               December 31,
                                                 -----------------------------------------
                                                     1997           1996           1995
                                                 -----------    -----------    -----------
Estimated proved natural gas reserves (Mcf)..     63,490,000     52,112,000     47,711,000
Estimated proved oil reserves (barrels)......      3,358,000      3,037,000      2,734,000
Present value of estimated future net cash
  flows (before future income tax expense)...    $75,540,000    $91,446,000    $47,785,000
Standardized measure of discounted
  future net cash flows......................    $58,149,000    $68,965,000    $39,180,000

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above table represents estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced. There has been no major discovery or other favorable event that is believed to have caused a significant upward change in estimated proved reserves subsequent to December 31, 1997. Oil and natural gas prices declined during the first quarter of 1998. Oil and natural gas prices have historically been volatile and are expected to continue to be so in the future.

Changes in product prices affect the present value of estimated future net cash flows and the standardized measure of discounted future net cash flows. Although oil and natural gas prices have declined from those experienced at year end, the Company does not believe these price declines would result in an impairment to the book value of its oil and gas properties.

     Since January 1, 1997, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

PRODUCTIVE WELLS

     The following table summarizes total gross and net productive wells for the Company at December 31, 1997.

                                              Productive Wells
                                  ---------------------------------------
                                          Oil                  Gas
                                  ----------------      -----------------
                                  Gross(1)  Net(2)      Gross(1)   Net(2)
                                  --------  ------      --------   ------
 Operated:
  Colorado......................      8       7.1          354      286.7
  Texas.........................      0       0.0            3        2.5
  Wyoming.......................      0       0.0            7        6.3
 Non-operated:
  Colorado......................      1       0.2          147       28.7
  Oklahoma......................      2       0.2            0        0.0
  Utah..........................      0       0.0            2        0.4
  Wyoming.......................      0       0.0           15        1.0
                                     --       ---          ---      -----
     Total (3)..................     11       7.5          528      325.6
                                     --       ---          ---      -----
                                     --       ---          ---      -----

     Additionally, the Company has a royalty interest in 127 of the gross wells reported above in which it owns a working interest. Also, the Company has royalty interests in an additional 59 gross wells which are not included in the above table.

------------------
(1) A gross well is a well in which a working interest is held. The number of gross wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership interests in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

(3) Wells are classified as oil wells or gas wells according to their predominate production stream. The totals include 190 dual or triple completions. Multiple completions are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

   At December 31, 1997, the Company held leased acreage as set forth below:

                                  Developed Acreage (1)        Undeveloped Acreage (2)
                                 -----------------------       -----------------------
     Location                    Gross (3)       Net (4)       Gross (3)       Net (4)
     --------                    ---------       -------       ---------       -------
     Colorado...............      20,568         12,934         35,341         23,110
     Nevada.................           0              0          2,240            210
     Oklahoma...............       1,875             58              0              0
     Texas..................       1,445          1,288         26,954         25,187
     Utah...................         320             66          1,857            598
     Wyoming................       1,100            458        154,474        100,390
                                  ------         ------        -------        -------

     Total..................      25,308         14,804        220,866        149,495
                                  ------         ------        -------        -------
                                  ------         ------        -------        -------

----------------
(1)  Developed acres are acres spaced or assigned to productive wells.

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


                                                      Acres Expiring
                                                  ----------------------
  Twelve Months Ending:                            Gross           Net
                                                  -------         ------
    December 31, 1998...........................   26,606         21,413
    December 31, 1999...........................   17,808         12,942
    December 31, 2000...........................    8,567          6,270
    December 31, 2001...........................    4,290          4,290
    December 31, 2002...........................    3,675          2,931
    December 31, 2003 and later.................  119,260         75,970

DRILLING ACTIVITIES

     Certain information with regard to the Company's drilling activities for the years ended December 31, 1997, 1996 and 1995 is set forth below:

                             1997                 1996                1995
                        --------------       --------------      --------------
                        Gross     Net        Gross     Net       Gross     Net
                        -----    -----       -----    -----      -----    -----
Development:
  Productive...........  46      33.74         34     20.03        45     15.38
  Dry..................   0       0.00          0      0.00         0      0.00
                        ----     -----       -----    -----      -----    -----
                         46      33.74         34     20.03        45     15.38
Exploratory:
  Productive...........   0       0.00          0      0.00         0      0.00
  Dry..................   4       2.70          2      1.00         4      0.78
                        ----     -----       -----    -----      -----    -----
                          4       2.70          2      1.00         4      0.78
Total
  Productive...........  46      33.74         34     20.03        45     15.38
  Dry..................   4       2.70          2      1.00         4      0.78
                        ----     -----       -----    -----      -----    -----

                         50      36.44         36     21.03        49     16.16
                        ----     -----       -----    -----      -----    -----
                        ----     -----       -----    -----      -----    -----

     Since December 31, 1997, the Company has participated in the drilling of ten additional wells. One exploratory well (1.0 net) in the Powder River Basin was plugged and abandoned in January 1998. One exploratory well (.045 net) at Cave Gulch commenced production in February 1998. Four development wells (0.8 net) at the Bonny Field also commenced production in February 1998. Four development wells at Cave Gulch were in various stages of completion as of March 13,1998.

OIL AND GAS MARKETING AND TRADING

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and gas trading activities that consist of the purchase and resale of natural gas. Financial instruments are used from time to time in order to hedge the price of a portion of the Company's production, as well as purchases for resale.

     Total revenues from the sales of natural gas and oil produced by the Company were $17,840,000 or 46% of consolidated revenues, for the year ended December 31, 1997. During 1997, two purchasers, Duke Energy Field Services, Inc. and Total Petroleum, accounted for 20%, and 11%, respectively, of the Company's total consolidated revenues. These two purchasers are not affiliated with Prima. Although the loss of either of these two customers could have a material adverse effect on the Company, the Company believes it would be able to locate alternate customers in the event of the loss of either or both of these purchasers.

     The Company has entered into a number of gas sales agreements with respect to the sale of gas from its producing wells. These contracts vary with respect to their specific provisions, including price, quantity and length of contract. The Company's oil production is sold under contracts at prices which are based upon posted prices. For the year ended December 31, 1997, all of the Company's production from the Bonny Field, which accounted for approximately 5% of the Company's total natural gas production, was committed to a gas sales contract that had a fixed price ($5.90 per MMBtu). At December 31, 1997, none of the Company's remaining production, except those reserves dedicated to a gas sales agreement with a cogeneration facility discussed below, had been sold under a fixed price contract or under a contract that required the Company to deliver any specified amount of production.

     In December 1997, Prima agreed to terminate its long-term, fixed-price with annual escalation contract to supply natural gas to Colorado Power Partnership ("CPP"), effective October 31, 1998, for $3,850,000, and other consideration. The payment and closing was scheduled for, and completed in January 1998. Prima's participating supply partner, KN Gas Marketing, Inc., also terminated its obligation to supply CPP. Prima supplied 70%, and KN Gas Marketing, Inc. 30%, of CPP's gas requirements for approximately 1,750,000 MMBtu per year. KN Gas Marketing, Inc, has no right or obligation to supply CPP after December 31, 1997. Initial sales to CPP began in the fall of 1990 and the contract was to expire in the year 2005. From January 1, 1998, through October 31, 1998, Prima has agreed to supply 100% of CPP's gas requirements. Prima will receive $2.72 per MMBtu from January 1, 1998 through March 31, 1998, and a spot related index price from April 1, 1998 through October 31, 1998. After that time, CPP and Prima have agreed to negotiate in good faith a new supply contract through the year 2005, but neither party has an obligation to supply or purchase from the other.
Prima's substantial dedication of gas reserves in the Wattenberg Area in northeast Colorado for the long-term contract will be released effective October 31, 1998.

     To hedge its natural gas and crude oil production and purchases for resale, the Company from time to time uses futures and energy swaps. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. As a result of its trading activities, the Company may also from time to time have open purchase or sale commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company attempts to control its exposure to these risks by monitoring its positions as it deems appropriate. All hedges or open positions are reviewed by the Chief Executive Officer before they are committed to, and significant positions are reviewed by the Company's Board of Directors. With the exception of the CPP contract discussed above, the Company had no open trading positions to purchase or deliver natural gas at December 31, 1997. During 1997, the Company hedged a portion of its expected natural gas production in its key area of production, the Rocky Mountain Region, by entering into a one year commodity swap agreement covering 150,000 MMBtu per month, beginning April 1, at a fixed price of $1.575 per MMBtu. At December 31, 1997, the Company had an unrealized loss of $155,000 on the remaining open months of January, February and March 1998.

     Subsequent to year end, the Company entered into two additional natural gas swap agreements to hedge a portion of its expected natural gas production. The first hedge agreement is for a term of seven months beginning April 1, 1998 for 100,000 MMBtu per month at a fixed price of $1.5675 per MMBtu. The second hedge agreement is for a term of twelve months beginning March 1, 1998 for 200,000 MMBtu per month at a fixed price of $1.855 per MMBtu.

     During the year ended December 31, 1997, revenues from trading activities, which included the cost of gas purchased or sold for trading purposes, were $15,999,000 representing 41% of the Company's consolidated revenues. Trading revenues increased 60% over 1996 trading revenues of $10,001,000. The increased trading revenues were attributable to purchasing larger volumes of natural gas at fixed or indexed prices, for resale at slightly higher fixed or indexed prices, realizing a known margin. During 1997, sales to KN Gas Marketing, Inc. accounted for 21%, and Colorado Power
Partnership 10% of the Company's total consolidated revenues.   As previously
mentioned, the Colorado Power Partnership contract has been terminated with monetary consideration paid to Prima. The sales to KN Gas Marketing, Inc. were for a term of one year which expired and were not renewed.

OILFIELD SERVICES

     The Company's oilfield service business is conducted under the name of Action Oilfield Services, Inc. ("Action"), a wholly owned subsidiary. Action owns seven completion rigs, a swab rig, and various trucking, water hauling and oilfield rental equipment including pumps, tanks, workstrings and blow-out preventors. Action's activities are currently concentrated in the Wattenberg Area. Action provides these services on wells owned and operated by Prima and for third parties. During 1997, 22% of Action's revenues were from activities performed on wells owned by Prima. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing these services are eliminated in the consolidated financial statements. Although drilling activity in the Wattenberg Area has stabilized at levels lower than those experienced in 1993 and 1994, an increased level of well re-works and recompletions has resulted in strong utilization of equipment. Action purchased the assets of Centennial Well Service in June 1997, which added two more working completion rigs to its fleet, bringing the total to six. Centennial brought experienced employees with a good work reputation, which further augmented Action's capacity utilization in the Wattenberg Area. Late in the year, Action refurbished its stacked rig, and put it into service in January 1998, bringing the rig count to seven. Revenues recorded by Action from third parties during the year ended December 31, 1997 were $3,214,000 or 8% of consolidated revenues.

MANAGEMENT AND OPERATOR SERVICES

     The Company provides management and operator services for approximately 372 wells which the Company operates pursuant to industry standard operating agreements with other working interest owners in the wells. The Company also serves as managing venturer and operator of Bonny Gathering Company, a joint venture formed to construct and operate a natural gas gathering and pipeline facility in the Bonny Field in eastern Colorado. Revenues attributable to management and operator services provided to third parties were $1,035,000 for the year ended December 31, 1997, which was 3% of consolidated revenues.

PHYSICAL PROPERTIES

     The Company owns 160 acres of land in Weld County, Colorado near LaSalle, Colorado. A shop, office building and yard facilities located on the land are used for the Company's field and oilfield service operations. Net book value of the land and buildings at December 31, 1997 was $186,000. The service company and field operations own related equipment, including completion rigs, a swab rig, water trucks, a dozer, a grader, rental equipment and various oil field vehicles with a net book value of $1,727,000 at December 31, 1997.

     The Company owns a 15.5% interest in Bonny Gathering Company, a joint venture which owns a gas gathering and pipeline system located in Yuma County, Colorado. The book value of this partnership interest was $227,000 at December 31, 1997. The facility consists of over 80 miles of gas gathering lines, 26 miles of main trunk line, an office and shop building, and related compression and dehydration facilities.

     The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. The book value of this partnership interest is $257,000 at December 31, 1997.

     The Company leases its Denver office space at an annual rate of $130,000 per year. Such offices consist of 11,717 square feet and the lease continues until November 30, 2000. The Company owns office furniture and equipment with a net book value at December 31, 1997 of $198,000.

EMPLOYEES AND OFFICES

     As of December 31, 1997, the Company had 76 full-time employees, including 19 in its Denver office and 57 field employees. Action Oilfield Services employed 42 of the field employees and 15 were employed in Prima's field production, pumping and gas gathering activities. The Company believes its relations with its employees are good. The Company's principal executive offices are located at 1801 Broadway, Suite 500, Denver, Colorado 80202.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is engaged from time to time in legal proceedings in the normal course of its daily business. At December 31, 1997, Prima is not a party to any legal proceedings which it believes would have a material impact on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                               -------------

         CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Prima is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result, or be achieved or accomplished. The Company does not undertake to update, revise or correct any of the forward-looking information. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

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

     UNCERTAINTY OF OIL AND NATURAL GAS RESERVE ESTIMATES. Estimates of the Company's proved reserves and future net revenues are based on engineering reports prepared by independent engineers. These estimates are based on several assumptions that the Securities and Exchange Commission requires oil and natural gas companies to use, including for example, constant oil and natural gas prices. Such estimates are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates. In addition, the Company's reserves might be subject to upward or downward adjustment based on future production, results of future exploration and development, prevailing oil and natural gas prices and other factors.

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

     NEED TO REPLACE RESERVES.   As is customary in the oil and gas
exploration and production industry, the Company's future success depends upon its ability to continue to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves that it produces through successful development, exploration or acquisition, the Company's proved reserves will decline. Further, approximately 77% of the Company's proved reserves at December 31, 1997, were located in the Wattenberg Area of the Denver-Julesburg Basin, where wells are characterized by relatively rapid decline rates. Additionally, approximately 26% of the Company's total proved reserves at December 31, 1997, were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling operations. There can be no assurance that the Company will continue to be successful in its effort to develop or replace its proved reserves.

     HEDGING ACTIVITIES.   Part of the Company's business strategy is to
periodically use both commodity futures contracts and price swaps to hedge the impact of the volatility of oil and natural gas prices on a portion of its production and gas marketing activities. In certain circumstances, significant reductions in production, due to unforeseen events, could require the Company to make payments under the hedge agreements even though such payments are not offset by production. To reduce this risk, the Company strives to keep a percentage of its production unhedged. Hedging will also prevent the Company from receiving the full advantage of increases in oil or natural gas prices above the amount specified in the hedge agreement. Based upon average daily production during 1997, the Company's hedge agreements covered approximately 29% and 37% of the Company's daily average oil and natural gas production, respectively.

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

     GOVERNMENT REGULATION. All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. These regulations may substantially increase the cost of doing business and sometimes prevent or delay the commencement or continuance of any given exploration or development project and may adversely affect the economics of capital projects. At the present time it is impossible to predict what effect current and future proposals or changes in existing laws or regulations will have on operations, estimates of oil and natural gas reserves, or future revenues. The costs of complying, monitoring compliance and dealing with the agencies that administer these regulations can be significant.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     (a) PRINCIPAL MARKET OR MARKETS. Prima's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PENG." The following table sets forth the Nasdaq high and low sales prices for Prima's common stock for each quarterly period during the Company's years ended December 31, 1997 and 1996. These prices have been restated to reflect the effect of the three for two split of Prima's common stock on March 4, 1997.

        Year Ended December 31, 1997                 HIGH        LOW
        ----------------------------               -------     -------
 Quarter Ended March 31, 1997................      $18.000     $13.000
 Quarter Ended June 30, 1997.................       17.625      13.000
 Quarter Ended September 30, 1997............       24.750      15.625
 Quarter Ended December 31, 1997.............       25.500      17.000


        Year Ended December 31, 1996
        ----------------------------

 Quarter Ended March 31, 1996................      $ 9.333     $ 7.500
 Quarter Ended June 30, 1996.................       10.833       7.667
 Quarter Ended September 30, 1996............       11.667       9.750
 Quarter Ended December 31, 1996.............       18.500      11.167

     On March 13, 1998 the closing sale price for the Company's common stock was $19.1875 per share.

     The above quotations are from sources believed to be reliable. They do not include any retail mark-ups, mark-downs or commissions and may not represent actual transactions.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of Prima's common stock at March 13, 1998 was 1,198.

     (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by Prima's Board of Directors. The Board declared a special dividend of $0.17 (restated) per common share payable to stockholders of record as of the close of business August 26, 1996. The dividend was paid August 30, 1996. No dividends were declared or paid in 1997. Future dividends, if any, will be evaluated based among other things, on operating results and financial condition of the Company at the time.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth a summary of selected consolidated financial data. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto.

                                                           Year Ended December 31,
                                          --------------------------------------------------------
                                            1997         1996       1995        1994        1993
                                          --------    --------    --------    --------    --------
                                                    (in thousands, except per share data)
Income Statement Data:
Revenues:
 Oil and gas sales.....................   $ 17,840    $ 14,657    $ 11,502    $ 11,558    $ 11,107
 Trading revenues......................     15,999      10,001       4,604       3,790       2,143
 Oilfield services.....................      3,214       2,269       1,487       2,102       1,744
 Management and operator fees..........      1,035       1,003       1,084       1,014       1,063
 Interest and dividend income..........        546         411         154         143         196
 Other.................................        216         280         217       1,477         211
                                          --------    --------    --------    --------    --------
                                            38,850      28,621      19,048      20,084      16,464
                                          --------    --------    --------    --------    --------
Expenses:
 Depreciation, depletion
  and amortization.....................      5,432       4,544       4,372       4,313       3,869
 Lease operating expense...............      1,720       1,511       1,432       1,512       1,336
 Ad valorem and production taxes.......      1,355         981         736         863         999
 Cost of trading.......................     15,323       9,060       3,613       3,334       1,849
 Cost of oilfield services.............      2,368       1,759       1,170       1,334       1,112
 General and administrative............      1,915       1,812       1,863       1,925       1,958
                                          --------    --------    --------    --------    --------
                                            28,113      19,667      13,186      13,281      11,123
                                          --------    --------    --------    --------    --------
Income before income taxes.............     10,737       8,954       5,862       6,803       5,341
Provision for income taxes.............      2,635       2,285       1,370       1,572       1,090
                                          --------    --------    --------    --------    --------

Net Income.............................   $  8,102    $  6,669    $  4,492    $  5,231    $  4,251
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
Basic Net Income per Share (1).........   $   1.40    $   1.15    $   0.77    $   0.90    $   0.73
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
Diluted Net Income per Share (1).......   $   1.37    $   1.14    $   0.77    $   0.90    $   0.73
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
Cash Dividends per Share...............   $   0.00    $   0.17    $   0.00    $   0.00    $   0.00
                                          --------    --------    --------    --------    --------
                                          --------    --------    --------    --------    --------
Balance Sheet Data
    (at end of period):
Total assets...........................   $ 57,921    $ 48,006    $  38,565   $ 35,716    $ 29,477
Net property and equipment.............     43,181      32,325       29,118     28,177      21,428
Long-term debt.........................        240           0            0      1,000       1,300
Stockholders' equity...................     43,214      35,273       29,916     25,353      20,270
Working capital........................      7,531       7,863        4,292        848       2,003

  (1) Per share data has been restated to give effect to the adoption of SFAS 128 in the fourth quarter of 1997. See "Earnings per Share" subheading of Note 1 of the Notes to Consolidated Financial Statements for discussion of SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Item 7 contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices and estimates of future net cash flows attributable to proved reserves and other such matters. The words "believes," "expects" or "estimates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 15.

     The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three year period ended December 31, 1997. The Consolidated Financial Statements and notes thereto should be referred to in conjunction with this discussion.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities totaled $14,589,000 for the year ended December 31, 1997, compared to $12,157,000 for the year ended December 31, 1996 and $8,906,000 for the year ended December 31, 1995. Net working capital at December 31, 1997 was $7,531,000 as compared to $7,863,000 at December 31, 1996. Current assets were $13,835,000 at December 31, 1997 compared to $15,011,000 at December 31, 1996. Current liabilities were $6,304,000 at December 31, 1997 compared to $7,148,000 at December 31, 1996.
The Company had proceeds from the sales of oil and gas properties and other equipment and sales of securities of $405,000 in 1997.

     The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $15,250,000 in additions to oil and gas properties during the year ended December 31, 1997, compared to $7,942,000 during the year ended December 31, 1996 and $5,182,000 during the year ended December 31, 1995. During 1997, $12,565,000 was paid for the Company's share of development well costs and recompletions, $1,228,000 for exploratory costs, $1,427,000 for acquisitions of unproved properties and $30,000 for purchases of proved properties. Other uses of funds in 1997 included $1,291,000 for purchases of oilfield service equipment and facilities and office equipment, $358,000 for purchases of marketable securities and $404,000 for treasury stock purchases.

     The standardized measure of discounted future net cash flows of the Company's proved oil and natural gas reserves decreased to $58,149,000 at December 31, 1997 as compared to $68,965,000 at December 31, 1996 and $39,180,000 at December 31, 1995. Estimated future net cash flows from proved oil and natural gas reserves decreased to $136,391,000 at December 31, 1997 compared to $176,437,000 at December 31, 1996 and $85,028,000 at
December 31, 1995. Oil reserve volumes at December 31, 1997 increased 11% and natural gas reserve volumes increased 22% compared to December 31, 1996. The weighted average natural gas price received at December 31, 1997 on Company production was $2.40 per Mcf, a decrease of $1.37 per Mcf compared to December 31, 1996. The year end weighted average oil price was $17.08 per barrel, a decrease of $7.63 per barrel compared to December 31, 1996.

     At December 31, 1997, the Company estimates that capital expenditures of $22,095,000 will be required to develop the Company's proved undeveloped and proved developed non-producing reserves over the next several years. Approximately $13,166,000, net of future development costs, of the estimated future net cash flows of the Company's proved oil and gas reserves at December 31, 1997 were proved undeveloped reserves.

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

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer applications being written using two digits rather than four to define the applicable year. As the year 2000 approaches, such applications may be unable to accurately process certain data-based information. The Company has identified all significant programs that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test compliance. Modification and compliance should be completed by December 31, 1998. The cost of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year. In addition, an assessment of the readiness of external companies with whom the Company does business, such as customers and vendors, is ongoing.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification is required for financial statements from earlier periods provided for comparative purposes. Prima is required to adopt SFAS 130 in January 1998. Prima has not completed the process of evaluating the impact that will result from adopting SFAS 130 or the manner that will be used to disclose the required information in its financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is required to adopt SFAS 131 in 1998 and comparative information for earlier years is required to be restated. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 131 or the manner that will be used to disclose the required information in its financial statements.

RESULTS OF OPERATIONS

1997 VS 1996

     For the year ended December 31, 1997, the Company earned net income of $8,102,000, or $1.37 per diluted share, on revenues of $38,850,000, compared to net income of $6,669,000, or $1.14 per diluted share, on revenues of $28,621,000 for the year ended December 31, 1996. Operating expenses were $28,113,000 for 1997 compared to $19,667,000 for 1996. Revenues increased $10,229,000 or 36%, expenses increased $8,446,000 or 43% and net income increased $1,433,000 or 21% in 1997.

     Oil and gas sales for the year ended December 31, 1997 were $17,840,000 compared to $14,657,000 for the year ended December 31, 1996, an increase of $3,183,000 or 22%. This increase was due primarily to increased production of both oil and natural gas and to increased natural gas prices. The Company's net natural gas production was 5.34 Bcf for 1997 compared to 4.65 Bcf in 1996, an increase of .69 Bcf or 15%. Its net oil production was 255,000 barrels compared to 233,000 barrels for the same periods, an increase of 22,000 barrels or 9%. On a BOE basis, the Company's production for 1997 increased 139,000 BOE or 14%. The average price received per Mcf of natural gas sold was $2.39 for the year ended December 31, 1997 compared to $2.11 per Mcf for the year ended December 31, 1996, an increase of $.28 per Mcf or 13%. Approximately 5.2% and 5.5% of the natural gas production for the years ended December 31, 1997 and 1996, respectively, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $2.20 per Mcf for the year ended December 31, 1997 and $1.89 per Mcf for the year ended December 31, 1996. The average price received per barrel of oil sold was $19.90 for 1997 compared to $20.84 for 1996, a decrease of $0.94 per barrel or 5%. During the year ended December 31, 1997, the Company hedged approximately 29% of its oil production and 37% of its natural gas production. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. Hedging gains of $140,000 are included in oil and gas revenues for the year, which increased the average price received per barrel of oil by $0.50 and had no material effect on the price received per Mcf of natural gas. During the year ended December 31, 1996, the Company hedged approximately 25% of its oil production. Hedging losses of $116,000 reduced the price received per barrel of oil by $0.50. No natural gas production was hedged in 1996.

     Depreciation, depletion and amortization ("DD&A") rates are affected by production levels and changes in reserve estimates. Total DD&A expense was $5,432,000 in 1997 compared to $4,544,000 for 1996, an increase of $888,000 or 20%. The Company's depletion of oil and gas properties was $4,935,000 or $4.31 per BOE on 1,146,000 equivalent barrels produced in 1997, compared to $4,210,000 or $4.18 per BOE on 1,007,000 equivalent barrels produced in 1996. Included in DD&A expense for 1997 and 1996 is $497,000 and $334,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense increased $163,000, or 49%, due primarily to acquisitions of oilfield service equipment in 1997.

     Lease operating expenses ("LOE") were $1,720,000 for the year ended December 31, 1997 compared to $1,511,000 for the year ended December 31, 1996. Ad valorem and production taxes were $1,355,000 and $981,000 for the same periods. Total lifting costs ( LOE plus ad valorem and production taxes) were 17% of oil and gas revenues and $2.68 per equivalent barrel of production for 1997 compared to 17% and $2.47 for 1996. The increased rate for 1997 was due to workover expenses and additional production taxes resulting from higher product prices.

     Trading revenues and cost of trading represented the marketing of third party gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $15,999,000 for 1997 compared to $10,001,000 for 1996, an increase of $5,998,000 or 60%. The Company marketed 7,105,000 MMBtu's of third party gas in 1997 compared to 5,252,000 MMBtu's in 1996, an increase of 1,853,000 MMBtu's or 35%. Costs of trading were $15,323,000 for 1997 compared to $9,060,000 for 1996, an increase of $6,263,000 or 69%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. The increased trading revenues and costs for 1997 were attributable to purchasing larger volumes of natural gas at fixed or indexed prices, for resale at slightly higher fixed or indexed prices, realizing a known margin.

     Oilfield service revenues of $3,214,000 and $2,269,000 for the years ended December 31, 1997 and 1996, respectively, represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from seven completion rigs, a swab rig, trucking, water hauling, dozer and roustabout work, rental equipment and other related activities. Revenues increased $945,000, or 42% for 1997. Cost of oilfield services were $2,368,000 for the year ended December 31, 1997 compared to $1,759,000 for the year ended December 31, 1996, an increase of $609,000 or 35%. Utilization levels in the Wattenberg Area, where the service company is active, increased above 1996 levels. The Company also purchased additional equipment which contributed to the increase in revenues. For both the years ended December 31, 1997 and 1996, 22% of the gross fees billed by Action were for Company owned wells. The Company's share of fees paid to Action on owned wells and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees for the years ended December 31, 1997 and 1996 were $1,035,000 and $1,003,000, respectively, an increase of $32,000 or 3%. Management and operator fees are earned pursuant to the Company's roles as operator for approximately 372 oil and gas wells located primarily in the Wattenberg Area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period.

     General and administrative expense ("G&A") totaled $1,915,000 for the year ended December 31, 1997 compared to $1,812,000 for the year ended December 31, 1996. G&A costs increased by $103,000 or 6%. The Company's G&A expense has increased due to expansion of the Company's area of operations.

     The provision for income taxes was $2,635,000 for the year ended December 31, 1997 compared to $2,285,000 for the year ended December 31, 1996. The effective tax rate was 24.5% in 1997 compared to 25.5% in 1996. Effective tax rates are affected by amounts of permanent differences between financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

1996 VS 1995

     For the year ended December 31, 1996, the Company earned net income of $6,669,000, or $1.14 per diluted share, on revenues of $28,621,000, compared to net income of $4,492,000, or $0.77 per diluted share, on revenues of $19,048,000 for the year ended December 31, 1995. Operating expenses were $19,667,000 for the 1996 year compared to $13,186,000 for 1995. Revenues increased $9,573,000 or 50%, expenses increased $6,481,000 or 49% and net income increased $2,177,000 or 49% in 1996.

     Oil and gas sales for the year ended December 31, 1996 were $14,657,000 compared to $11,502,000 for the year ended December 31, 1995, an increase of $3,155,000 or 27%. This increase was due primarily to increased product prices for both oil and natural gas. The Company's net natural gas production was 4.65 Bcf for 1996 compared to 4.30 Bcf in 1995, an increase of
 .35 Bcf or 8%. Its net oil production was 233,000 barrels compared to 266,000 barrels for the same periods, a decrease of 33,000 barrels or 12%.
On a BOE basis, the Company's production for 1996 increased 24,000 BOE or 2%.
 The average price received per Mcf of natural gas sold was $2.11 for the year ended December 31, 1996 compared to $1.61 per Mcf for the year ended December 31, 1995, an increase of $.50 per Mcf or 31%. Approximately 5.5% and 4.3% of the natural gas production for the years ended December 31, 1996 and 1995, respectively, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.89 per Mcf for the year ended December 31, 1996 and $1.43 per Mcf for the year ended December 31, 1995. The average price received per barrel of oil sold was $20.84 for 1996 compared to $17.19 for 1995, an increase of $3.66 per barrel or 21%. During the year ended December 31, 1996, the Company hedged approximately 25% of its oil production. Hedging losses of $116,000 reduced the price received per barrel of oil by $0.50. No natural gas production was hedged in 1996. During the year ended December 31, 1995, the Company hedged approximately 11% of its oil production and 34% of its natural gas production. Hedging gains of $80,000 are included in oil and gas revenues for the year, which increased the average price received per barrel of oil by $0.09 and the average price received per Mcf of natural gas by $0.01.

     DD&A expense was $4,544,000 in 1996 compared to $4,372,000 for 1995, an increase of $172,000 or 4%. The Company's depletion of oil and gas properties was $4,210,000 or $4.18 per BOE on 1,007,000 equivalent barrels produced in 1996, compared to $4,058,000 or $4.13 per BOE on 983,000 equivalent barrels produced in 1995. Included in DD&A expense for 1996 and 1995 is $334,000 and $314,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings.

     LOE was $1,511,000 for the year ended December 31, 1996 compared to $1,432,000 for the year ended December 31, 1995. Ad valorem and production taxes were $981,000 and $736,000 for the same periods. Total lifting costs were 17% of oil and gas revenues and $2.47 per equivalent barrel of production for 1996 compared to 19% and $2.21 for 1995.

     Trading revenues were $10,001,000 for 1996 compared to $4,604,000 for 1995, an increase of $5,397,000 or 117%. The Company marketed 5,252,000 MMBtu's of third party gas in 1996 compared to 2,295,000 MMBtu's in 1995. Costs of trading were $9,060,000 for 1996 compared to $3,613,000 for 1995, an increase of $5,447,000 or 151%.

     Oilfield service revenues were $2,269,000 for the year ended December 31, 1996 compared to $1,487,000 for the year ended December 31, 1995. Fees increased by $782,000 or 53%. Cost of oilfield services were $1,759,000 for the year ended December 31, 1996 compared to $1,170,000 for the year ended December 31, 1995. Costs increased by $589,000 or 50%. Activity in the Wattenberg Area where the service company is active had declined significantly in 1995 due to low natural gas prices. In 1996, Wattenberg Area activity improved due to higher oil and natural gas prices, application of new drilling technologies, and an increased level of well reworks and recompletions. For the years ended December 31, 1996 and 1995, 22% and 25% of the gross fees billed by Action were for Company owned wells. The services performed for the Company increased in 1996 because the Company drilled more Wattenberg wells than in 1995, but the percentage is lower due to increased business with third party operators.

     Management and operator fees for the years ended December 31, 1996 and 1995 were $1,003,000 and $1,084,000, respectively, a decrease of $81,000 or
8%. Fees decreased in 1996 due to reduced third party ownership in operated wells.

     G&A totaled $1,812,000 for the year ended December 31, 1996 compared to $1,863,000 for the year ended December 31, 1995, a decrease of $51,000 or 3%. The Company's G&A expense was relatively consistent from 1995 to 1996 because personnel levels and facility costs had not materially changed.

     The provision for income taxes was $2,285,000 for the year ended December 31, 1996 compared to $1,370,000 for the year ended December 31, 1995. The effective tax rate was 25.5% in 1996 compared to 23.4% in 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An index to these Consolidated Financial Statements is also included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

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


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.       EXECUTIVE COMPENSATION

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12, and 13 are omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 13, 1998 and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)   FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
Independent Auditors' Report..................................     28
Consolidated Balance Sheets at December 31, 1997 and 1996.....     29
Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995.........................     31
Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995...................     32
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.........................     33
Notes to Consolidated Financial Statements for the years
     ended December 31, 1997, 1996 and 1995...................     34

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

        EXHIBIT NO.   DOCUMENT

           3.1        Certificate of Amendment of the Certificate of
                      Incorporation - Prima Energy Corporation
                      (Incorporated by reference as Exhibit 3.1 to
                      Form 10-Q filed November 14, 1997)
          10.1        Extension of Line of Credit Letter Agreement
                      (Incorporated by reference as Exhibit 10-97.1
                      to Form 10-Q filed May 13, 1997)
          10.2        Agreement to Terminate CPP Natural Gas Supply Contract
          21          Subsidiaries of the Registrant
          27          Financial Data Schedules


     (b)   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the Registrant's fiscal quarter ended December 31, 1997. A Form 8-K was filed January 8, 1998, announcing the agreement to terminate the long term natural gas supply contract with Colorado Power Partners for $3,850,000. See Note 9 of the Notes to Consolidated Financial Statements for additional discussion of this agreement.

                          INDEPENDENT AUDITORS' REPORT


Prima Energy Corporation:

     We have audited the accompanying consolidated balance sheets of Prima Energy Corporation ("Company") and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

March 13, 1998
Denver, Colorado

                           PRIMA ENERGY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                   ASSETS

                                                          1997           1996
                                                      -----------    -----------
CURRENT ASSETS
Cash and cash equivalents.........................    $ 5,223,000    $ 6,704,000
Available for sale securities, at market..........      1,866,000      1,503,000
Receivables (net of allowance for doubtful
  accounts: 1997, $49,000; 1996, $45,000).........      5,681,000      5,921,000
Tubular goods inventory...........................        882,000        311,000
Other current assets..............................        183,000        572,000
                                                      -----------    -----------

      Total current assets........................     13,835,000     15,011,000
                                                      -----------    -----------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method..................     67,945,000    52,885,000
Less accumulated depreciation,
  depletion and amortization......................    (26,875,000)   (21,940,000)
                                                      -----------    -----------

      Oil and gas properties - net................     41,070,000    30,945,000
                                                      -----------    -----------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment........................      3,504,000      2,387,000
Furniture and equipment...........................        711,000        652,000
Field office, shop and land.......................        356,000        341,000
                                                      -----------    -----------
                                                        4,571,000      3,380,000
Less accumulated depreciation.....................     (2,460,000)   (2,000,000)
                                                      -----------    -----------

      Property and equipment - net................      2,111,000      1,380,000
                                                      -----------    -----------

OTHER ASSETS
Cash, designated...................................       421,000        325,000
Other..............................................       484,000        345,000
                                                      -----------    -----------

      Total other assets..........................        905,000        670,000
                                                      -----------    -----------

                                                      $57,921,000    $48,006,000
                                                      -----------    -----------
                                                      -----------    -----------

          See accompanying notes to consolidated financial statements.

                           PRIMA ENERGY CORPORATION

                     CONSOLIDATED BALANCE SHEETS (CONT'D.)
                           DECEMBER 31, 1997 AND 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1997          1996
                                                      -----------   -----------
CURRENT LIABILITIES
Accounts payable..................................    $ 3,250,000   $ 2,526,000
Amounts payable to oil and gas property owners.....     1,220,000     2,831,000
Ad valorem and production taxes payable............     1,279,000     1,094,000
Accrued and other liabilities......................       421,000       476,000
Current portion of notes payable...................       120,000             0
Deferred income taxes..............................        14,000       221,000
                                                      -----------   -----------

      Total current liabilities...................      6,304,000     7,148,000

NOTES PAYABLE......................................       240,000             0
AD VALOREM TAXES, non-current......................     1,280,000       984,000
DEFERRED INCOME TAXES..............................     6,883,000     4,601,000
                                                      -----------   -----------

      Total liabilities...........................     14,707,000    12,733,000
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES  (Note 9)


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
   authorized; no shares issued or outstanding....              0             0
Common stock, $0.015 par value, 12,000,000
   shares authorized; 5,833,056 and
   5,820,556 shares issued........................         87,000        87,000
Additional paid-in capital........................      4,385,000     4,222,000
Retained earnings.................................     39,485,000    31,383,000
Unrealized gain (loss) on available for sale
   securities.....................................         44,000       (36,000)
Treasury stock, 63,000 and 30,000 shares at cost..       (787,000)     (383,000)
                                                      -----------   -----------

      Stockholders' equity - net..................     43,214,000    35,273,000
                                                      -----------   -----------

                                                      $57,921,000   $48,006,000
                                                      -----------   -----------
                                                      -----------   -----------

          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                1997          1996           1995
                                            -----------    -----------    -----------
REVENUES
Oil and gas sales.......................... $17,840,000    $14,657,000    $11,502,000
Trading revenues...........................  15,999,000     10,001,000      4,604,000
Oilfield services..........................   3,214,000      2,269,000      1,487,000
Management and operator fees...............   1,035,000      1,003,000      1,084,000
Interest and dividend income...............     546,000        411,000        154,000
Other......................................     216,000        280,000        217,000
                                            -----------    -----------    -----------

                                             38,850,000     28,621,000     19,048,000
                                            -----------    -----------    -----------
EXPENSES
Depreciation, depletion and amortization...   5,432,000      4,544,000      4,372,000
Lease operating expense....................   1,720,000      1,511,000      1,432,000
Ad valorem and production taxes............   1,355,000        981,000        736,000
Cost of trading............................  15,323,000      9,060,000      3,613,000
Cost of oilfield services..................   2,368,000      1,759,000      1,170,000
General and administrative.................   1,915,000      1,812,000      1,863,000
                                            -----------    -----------    -----------

                                             28,113,000     19,667,000     13,186,000
                                            -----------    -----------    -----------

INCOME BEFORE INCOME TAXES.................  10,737,000      8,954,000      5,862,000
PROVISION FOR INCOME TAXES.................   2,635,000      2,285,000      1,370,000
                                            -----------    -----------    -----------

NET INCOME................................. $ 8,102,000    $ 6,669,000    $ 4,492,000
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
BASIC NET INCOME PER SHARE................. $      1.40    $      1.15    $      0.77
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------
DILUTED NET INCOME PER SHARE .............. $      1.37    $      1.14    $      0.77
                                            -----------    -----------    -----------
                                            -----------    -----------    -----------

         See accompanying notes to consolidated financial statements.

                           PRIMA ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    ADDITIONAL               UNREALIZED
                                          COMMON     PAID-IN     RETAINED   GAIN (LOSS) ON   TREASURY
                                          STOCK      CAPITAL     EARNINGS     SECURITIES       STOCK       TOTAL
                                          ------     -------     --------    ------------     -------      -----
BALANCES, January 1, 1995............    $87,000   $4,222,000   $21,192,000   $(148,000)    $       0   $25,353,000
Net income...........................                             4,492,000                               4,492,000
Change in unrealized gain (loss)
  on available for sale securities...                                            71,000                      71,000
                                         -------   ----------   -----------   ---------     ---------   -----------

BALANCES, December 31, 1995..             87,000    4,222,000    25,684,000     (77,000)            0    29,916,000
Net income...........................                             6,669,000                               6,669,000
Dividends paid.......................                              (970,000)                               (970,000)
Change in unrealized gain (loss)
  on available for sale securities...                                            41,000                      41,000
Treasury stock purchased.............                                                        (383,000)     (383,000)
                                         -------   ----------   -----------   ---------     ---------   -----------

BALANCES, December 31, 1996..             87,000    4,222,000    31,383,000     (36,000)     (383,000)   35,273,000
Net income...........................                             8,102,000                               8,102,000
Common stock issued..................          0      111,000                                               111,000
Tax benefit from exercise of non-
  qualified stock options............                  52,000                                                52,000
Change in unrealized gain (loss)
  on available for sale securities...                                            80,000                      80,000
Treasury stock purchased.............                                                        (404,000)     (404,000)
                                         -------   ----------   -----------   ---------     ---------   -----------

BALANCES, December 31, 1997..........    $87,000   $4,385,000   $39,485,000   $  44,000     $(787,000)  $43,214,000
                                         -------   ----------   -----------   ---------     ---------   -----------
                                         -------   ----------   -----------   ---------     ---------   -----------

          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


                                                               1997            1996            1995
                                                           ------------    ------------    ------------
OPERATING ACTIVITIES
Net income ............................................... $  8,102,000    $  6,669,000    $  4,492,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation, depletion and amortization..............    5,432,000       4,544,000       4,372,000
    Deferred income taxes.................................    2,028,000       1,761,000         889,000
    Other.................................................       83,000          26,000         (34,000)
    Changes in operating assets and liabilities:
      Receivables.........................................      240,000      (2,834,000)        338,000
      Inventory...........................................     (571,000)        (94,000)        261,000
      Other assets........................................       32,000        (342,000)         24,000
      Payables............................................     (702,000)      2,380,000      (1,512,000)
      Accrued and other liabilities.......................      (55,000)         47,000          76,000
                                                           ------------    ------------    ------------
        Net cash provided by operating activities.........   14,589,000      12,157,000       8,906,000
                                                           ------------    ------------    ------------

INVESTING ACTIVITIES
Additions to oil and gas properties.......................  (14,893,000)     (7,942,000)     (5,182,000)
Purchases of other property...............................     (931,000)       (640,000)       (249,000)
Purchases of securities...................................     (358,000)       (744,000)       (181,000)
Proceeds from sales of property...........................      292,000         831,000         125,000
Proceeds from sales of securities.........................      113,000         418,000               0
                                                           ------------    ------------    ------------
        Net cash used by investing activities.............  (15,777,000)     (8,077,000)     (5,487,000)
                                                           ------------    ------------    ------------

FINANCING ACTIVITIES
Treasury stock purchased..................................     (404,000)       (383,000)              0
Proceeds from issuance of common stock....................      111,000               0               0
Dividends paid............................................            0        (970,000)              0
Payments on line of credit................................            0               0      (1,000,000)
                                                           ------------    ------------    ------------
        Net cash used by financing activities.............     (293,000)     (1,353,000)     (1,000,000)
                                                           ------------    ------------    ------------

Increase (Decrease) in Cash and Cash Equivalents..........   (1,481,000)      2,727,000       2,419,000
Cash and Cash Equivalents, beginning of year..............    6,704,000       3,977,000       1,558,000
                                                           ------------    ------------    ------------

Cash and Cash Equivalents, end of year.................... $  5,223,000    $  6,704,000    $  3,977,000
                                                           ------------    ------------    ------------
                                                           ------------    ------------    ------------

Supplemental schedule of noncash investing and financing activities:

     The Company purchased oilfield service assets for $600,000 in June 1997.  A summary of the transaction is as follows:

Fair value of assets acquired............................. $    600,000
Cash paid.................................................      240,000
                                                           ------------
Note payable issued to seller............................. $    360,000
                                                           ------------
                                                           ------------

         See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima and its wholly owned subsidiaries, herein collectively referred to as the "Company." The Company's proportionate share of capital expenditures, production revenue and operating expenses from working interests in oil and gas properties is included in the consolidated financial statements. The Company's interest in an unincorporated joint venture, Bonny Gathering Company, is accounted for by the equity method. All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at December 31, 1997.

USE OF ESTIMATES

     The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows.

     Supplemental disclosures of cash flow information:

          Cash paid during the period for:

                                      YEARS ENDED DECEMBER 31,
                                   -----------------------------
                                     1997       1996       1995
                                   --------   --------   -------
            Income taxes.........  $787,000   $693,000   $     0
            Interest.............         0          0    29,000

AVAILABLE FOR SALE SECURITIES

     The Company classifies all securities as "available for sale," states them at market value and reports unrealized gains and losses, net of deferred income taxes, as an adjustment to stockholders' equity. Available for sale securities are readily marketable and available for use in the Company's operations should the need arise. Therefore, the Company has classified its portfolio as a current asset. Realized gains and losses are determined on the specific identification method.

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

     Long-lived assets, other than oil and gas properties which are evaluated for impairment as described above, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. To date, Prima has not recognized any impairment losses.

TRADING

     The Company recognizes revenues and costs on natural gas trading transactions at the point in time when gas is delivered to the purchaser. At December 31, 1997, the Company had delivered 8,000 MMBtu's into the pipeline which had not been delivered to the purchaser. This gas is valued at the lower of cost or market value. Market value for this purpose is deemed to be the sales price specified in the contract under which the Company intends to sell the gas. Included in other current assets at December 31, 1997, is $19,000 representing the cost of gas which had been delivered into the pipeline but not delivered to the purchaser.

     At December 31, 1996, the Company had delivered 13,000 MMBtu's to the purchaser which had not been delivered into the pipeline. This gas is also valued at the lower of cost or market value. Included in amounts payable to oil and gas property owners at December 31, 1996 is $48,000 representing the cost of gas which had been delivered to the purchaser but not delivered into the pipeline.

HEDGING TRANSACTIONS

     The Company periodically uses both commodity futures contracts and price swaps to hedge the impact of natural gas and oil price fluctuations on a portion of its production and gas marketing activities. In order to qualify for hedge accounting, the item to be hedged must expose the Company to price risk (which is the sensitivity of the Company's income for one or more future periods to changes in oil and gas spot prices) and the financial contract must reduce the price exposure of the Company and be designated as a hedge. Further, since the financial contracts for the sale of oil and gas relate to anticipated transactions, the significant characteristics and expected terms of the anticipated transaction must be identified (i.e., expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold) and it must be probable that the anticipated transaction will occur. Gains and losses on hedging transactions are deferred until the physical transaction occurs for financial reporting purposes. Deferred gains and losses are evaluated in connection with the physical transaction underlying the hedge position. Gains or losses on hedging activities are recorded in the income statement as adjustments of the revenue or cost of the underlying physical transaction. Hedging activities are reported as operating activities in the statements of cash flows.

     When the Company enters into price swaps or commodities transactions that do not correspond to anticipated physical transactions (anticipated physical transactions include committed gas marketing activities or production from producing wells), the transactions do not qualify for hedge accounting. In that event, the Company records the instruments at fair value and gains or losses are recorded as fair values fluctuate compared to cost. At December 31, 1997, the Company had no transactions that did not correspond to anticipated physical transactions. For the years ended December 31, 1997, 1996 and 1995, gains or losses for these transactions were not significant to the Company's results of operations.

GOVERNMENT REGULATION

     All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. As of December 31, 1997, the Company had not been fined or cited for any violations of governmental regulations which would have a material adverse effect upon the financial condition, capital expenditures, earnings or competitive position of the Company in the oil and gas industry.

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

INCOME TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently payable plus deferred income taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. The deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for tax credits that are available to offset future federal income taxes. Deferred income taxes are measured by applying currently enacted tax rates.

COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"
(SFAS 130).   SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification is required for financial statements from earlier periods provided for comparative purposes. Prima is required to adopt SFAS 130 in January 1998. Prima has not completed the process of evaluating the impact that will result from adopting SFAS 130 or the manner that will be used to disclose the required information in its financial statements.

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is required to adopt SFAS 131 in 1998 and comparative information for earlier years is required to be restated. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 131 or the manner that will be used to disclose the required information in its financial statements.

EARNINGS PER SHARE

     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes APB Opinion No. 15 and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion No. 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior period EPS data presented. The Company adopted SFAS 128 effective December 31, 1997, and has restated all prior period EPS data presented to give retroactive effect to the new accounting standard.

     Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share includes the potential dilution that could occur upon exercise of the options to acquire common stock described in Note 10, computed using the treasury stock method. The treasury stock method assumes that the increase in the number of shares issued is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been at the average market price of the common shares during the reporting period).

     The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                            Income         Shares       Per Share
                                          (Numerator)   (Denominator)     Amount
                                          -----------   -------------   ---------
Year Ended December 31, 1997:
  Basic Net Income per Share............  $8,102,000      5,771,089       $ 1.40
  Effect of Stock Options...............                    139,362       ------
                                          ----------      ---------       ------

  Diluted Net Income per Share..........  $8,102,000      5,910,451       $ 1.37
                                          ----------      ---------       ------
                                          ----------      ---------       ------

Year Ended December 31, 1996:
  Basic Net Income per Share............  $6,669,000      5,820,594       $ 1.15
  Effect of Stock Options...............                     45,536       ------
                                          ----------      ---------       ------

  Diluted Net Income per Share..........  $6,669,000      5,866,130       $ 1.14
                                          ----------      ---------       ------
                                          ----------      ---------       ------

Year Ended December 31, 1995:
  Basic Net Income per Share............  $4,492,000      5,820,594       $ 0.77
  Effect of Stock Options...............                          0       ------
                                          ----------      ---------       ------

  Diluted Net Income per Share..........  $4,492,000      5,820,594       $ 0.77
                                          ----------      ---------       ------
                                          ----------      ---------       ------

     The Board of Directors of Prima approved a three for two stock split of the Company's common stock, to shareholders of record on February 20, 1997, distributed March 4, 1997. As a result, the number of shares of common stock outstanding increased from 3,860,396 to 5,790,556 on the distribution date. All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock split. During 1997, the shareholders of Prima approved an increase in the number of authorized shares of common stock from 8,000,000 to 12,000,000 shares.

2.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

       Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. The carrying amount of cash equivalents approximates fair value because of the short maturity of those investments.

     Natural gas hedge contracts are not recorded on the balance sheet at December 31, 1997 and 1996. The fair value of the Company's liability under these contracts is estimated to be $155,000 and $23,000, respectively. The estimated fair value of the natural gas hedge contracts is determined by multiplying the difference between year end natural gas prices and the hedge contract price by the quantities under contract.

     The fair market value of the Company's debt at December 31, 1997 is approximately equal to its carrying value since the Company could have obtained the debt for the same terms at December 31, 1997.

3.  AVAILABLE FOR SALE SECURITIES

     The Company's investments are comprised of marketable equity securities. For the years ended December 31, 1997 and 1996, the Company sold securities with a market value of $113,000 and $418,000 which resulted in realized losses of $10,000 and $70,000, respectively. The net unrealized gain or loss on securities at December 31, 1997 and 1996 is included as a separate component of stockholders' equity, net of deferred income taxes of $27,000 and ($20,000), respectively. The change in net unrealized gain or loss on securities for the years ended December 31, 1997 and 1996 was determined as follows:

                                                       1997          1996
                                                    ----------    ----------
     Net unrealized loss, beginning of year.......  $   56,000    $  122,000
     Net unrealized loss, end of year.............           0       (56,000)
     Net unrealized gain, end of year.............      71,000             0
                                                    ----------    ----------
     Net change in unrealized gain or loss........  $  127,000    $   66,000
                                                    ----------    ----------
                                                    ----------    ----------

The components of fair value as of December 31, 1997 and 1996 are as follows:

                                                       1997          1996
                                                    ----------    ----------
     Cost (including reinvested distributions)....  $1,795,000    $1,559,000
     Gross unrealized gains.......................     111,000         5,000
     Gross unrealized losses......................     (40,000)      (61,000)
                                                    ----------    ----------
     Fair value...................................  $1,866,000    $1,503,000
                                                    ----------    ----------
                                                    ----------    ----------

4.  NOTE PAYABLE AND LINE OF CREDIT

     The note payable as of December 31, 1997, bears interest at an annual rate of 8% and is due on June 10, 2000. Payments of principal and accrued interest on the note are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary. The note is collateralized by oilfield service equipment with a net book value of approximately $558,000 at December 31, 1997.

     Prima has an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (8.50% at December 31, 1997), with interest payable monthly. At December 31, 1997 and 1996, there were no amounts outstanding under the line of credit.

5.  HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production and purchases for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 29%, 25% and 11% of its oil production in 1997, 1996 and 1995, respectively, and hedged approximately 37%, 0% and 34% of its natural gas production in these same years.

     To hedge its natural gas and crude oil production and purchases for resale, the Company from time to time uses futures and energy swaps. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. As a result of its trading activities, the Company may also from time to time have open purchase or sale commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company attempts to control its exposure to these risks by monitoring its positions as it deems appropriate. All hedges or open positions are reviewed by the Chief Executive Officer before they are committed to, and significant positions are reviewed by the Company's Board of Directors. With the exception of the third party contract discussed in Note 9, the Company had no open trading positions to purchase or deliver natural gas at December 31, 1997. During 1997, the Company had hedged a portion of its expected natural gas production in its key area of production, the Rocky Mountain Region, by entering into a one year commodity swap agreement covering 150,000 MMBtu per month beginning April 1, at a fixed price of $1.575 per MMBtu. At December 31, 1997, the Company had an unrealized loss of $155,000 on the remaining open months of January, February and March 1998.

6.  INCOME TAXES

     The provision for income taxes consists of the following components:

                                             Year Ended December 31,
                                     --------------------------------------
                                        1997          1996          1995
                                     ----------    ----------    ----------
Current:
  Federal..........................  $  524,000    $  400,000    $  354,000
  State............................      83,000       124,000       127,000
                                     ----------    ----------    ----------
                                        607,000       524,000       481,000
                                     ----------    ----------    ----------
Deferred:
  Federal..........................   2,277,000     1,741,000     1,116,000
  State............................     166,000       277,000       127,000
                                     ----------    ----------    ----------
                                      2,443,000     2,018,000     1,243,000
                                     ----------    ----------    ----------

Tax credits........................    (415,000)     (257,000)     (354,000)
                                     ----------    ----------    ----------

Provision for income taxes.........  $2,635,000    $2,285,000    $1,370,000
                                     ----------    ----------    ----------
                                     ----------    ----------    ----------

     During 1997, the Company recognized income tax deductions of $143,000 from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $52,000 for the income tax benefit of these deductions.

     The significant components of deferred tax assets and deferred tax liabilities included in the balance sheet are as follows:

                                                  1997           1996
                                              -----------    ----------
     Deferred Tax Assets:
       Minimum tax credit carryforwards.....  $ 3,151,000    $2,736,000
       State income taxes...................      380,000       322,000
       Accrued bonuses......................       86,000             0
       Other................................       32,000        94,000
                                              -----------    ----------
       Total Deferred Tax Assets............    3,649,000     3,152,000
                                              -----------    ----------

     Deferred Tax Liabilities:
       Intangible drilling costs............    9,963,000     7,351,000
       Deferred revenues....................       92,000        82,000
       Depreciation.........................       92,000        61,000
       Other................................      399,000       480,000
                                              -----------    ----------
       Total Deferred Tax Liabilities.......   10,546,000     7,974,000
                                              -----------    ----------

                                              $ 6,897,000    $4,822,000
                                              -----------    ----------
                                              -----------    ----------

     The reconciliation of income tax computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                          1997     1996      1995
                                          ----     ----     -----
Federal statutory income tax rate.......  34.0%    34.0%     34.0%
Percentage depletion....................  (2.6)    (2.7)     (3.4)
Section 29 credits......................  (7.2)    (8.3)    (13.7)
State taxes, net of federal benefit.....   1.6      3.0       2.9
Other...................................  (1.3)    (0.5)      3.6
                                          ----     ----     -----
     Effective tax rate.................  24.5%    25.5%     23.4%
                                          ----     ----     -----
                                          ----     ----     -----

     At December 31, 1997, the Company had minimum tax credit carryforwards of approximately $3,151,000, which may be carried forward indefinitely.

7.  MAJOR CUSTOMERS

     The following customers have each accounted for over 10% of the Company's consolidated revenues and are from the identified industry segment. Following is a table summarizing the percentage of sales made to each customer. Although the loss of any of these customers could have a material adverse effect on the Company, the Company believes it would be able to locate other customers for the purchase of its production and would be able to secure additional marketing opportunities.

                                               1997     1996     1995
                                               ----     ----     ----
     Oil and Gas Operations:
       Duke Energy Field Services, Inc.......   20%      19%      21%
       Total Petroleum.......................   11       15       20
     Natural Gas Marketing and Trading:
       Colorado Power Partnership............   10       11       13
       KN Gas Marketing, Inc.................   21       21

8.  INDUSTRY SEGMENT INFORMATION

     The following table sets forth revenues, operating earnings before income taxes, identifiable assets, depreciation, depletion and amortization expense and capital expenditures for the years ended December 31, 1997, 1996 and 1995 for the Company's two identifiable industry segments.

                                  1997          1996          1995
                              -----------   -----------   -----------
Revenues
  Oil and gas...............  $35,100,000   $26,011,000   $17,399,000
  Oilfield services.........    4,135,000     2,894,000     1,968,000
  Other.....................      536,000       340,000       162,000
                              -----------   -----------   -----------
    Total...................  $39,771,000   $29,245,000   $19,529,000
                              -----------   -----------   -----------
                              -----------   -----------   -----------

Operating Earnings
  Oil and gas...............  $ 9,650,000   $ 8,315,000   $ 5,617,000
  Oilfield services.........      551,000       299,000       104,000
  Other.....................      536,000       340,000       141,000
                              -----------   -----------   -----------
    Total...................  $10,737,000   $ 8,954,000   $ 5,862,000
                              -----------   -----------   -----------
                              -----------   -----------   -----------

Identifiable Assets
  Oil and gas...............  $48,080,000   $37,872,000   $31,803,000
  Oilfield services.........    2,466,000     1,666,000     1,237,000
  Other.....................    7,375,000     8,468,000     5,525,000
                              -----------   -----------   -----------
    Total...................  $57,921,000   $48,006,000   $38,565,000
                              -----------   -----------   -----------
                              -----------   -----------   -----------

Depreciation, Depletion and
 Amortization Expense
  Oil and gas...............  $ 5,088,000   $ 4,321,000   $ 4,138,000
  Oilfield services.........      344,000       223,000       234,000
                              -----------   -----------   -----------
    Total...................  $ 5,432,000   $ 4,544,000   $ 4,372,000
                              -----------   -----------   -----------
                              -----------   -----------   -----------

Capital Expenditures
  Oil and gas...............  $15,556,000   $ 8,251,000   $ 5,299,000
  Oilfield services.........      986,000       331,000       132,000
                              -----------   -----------   -----------
    Total...................  $16,542,000   $ 8,582,000   $ 5,431,000
                              -----------   -----------   -----------
                              -----------   -----------   -----------

     The Company operates principally in two industries, oil and gas operations and oilfield services. Total revenue by industry segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales, which are primarily oilfield services provided to Company owned wells which are eliminated in consolidation. Oilfield services revenue includes $921,000, $624,000 and $481,000 for the years ended December 31, 1997, 1996 and 1995, respectively, for intersegment sales. Oilfield services revenue is priced and accounted for consistently for both unaffiliated and intersegment sales.

     Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, cash equivalents and available for sale securities.

9.  COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

     During 1995, the Company entered into an agreement to extend its current operating lease for office space for an additional five years, with a term through November 30, 2000. Rental expense, net of sublease rental income, totaled $112,000, $109,000 and $127,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum annual rentals under non-cancelable operating leases with remaining terms in excess of one year are as follows:


     Year ending December 31, 1998...........     129,000
     Year ending December 31, 1999...........     132,000
     Year ending December 31, 2000...........     124,000
                                                 --------
                                                 $385,000
                                                 --------
                                                 --------


DELIVERY COMMITMENT

     A participation agreement was executed May 24, 1989 between the Company and an unrelated third party to supply the natural gas required for a 50 megawatt cogeneration facility in Brush, Colorado. The Company contracted to supply 70% of the committed quantities. Also on May 24, 1989, the Company and the third party signed a Gas Sales Agreement with the owner/operator of the cogeneration facility. The Gas Sales Agreement required that approximately 1,750,000 MMBtu's per year of natural gas for 15 years be supplied to the cogeneration facility. Under the agreement, the owner/operator was required to take or pay for 80% of the annual contract quantity. The Company dedicated a substantial portion of its proved reserves in Weld County, Colorado to cover its share of the commitment. The contract price for the gas ($2.72 per MMBtu for 1998) escalated annually at the higher of 3% or a sharing of the indexed energy payment rate received by the owner/operator.

     In January 1998, Prima terminated the contract, effective October 31, 1998, for $3,850,000, and other consideration. From January 1, 1998, through October 31, 1998, Prima has agreed to supply 100% of the third party's natural gas requirements. Under the termination agreement, Prima will receive $2.72 per MMBtu from January 1, 1998 through March 31, 1998, and a spot related index price from April 1, 1998 through October 31, 1998. At that time, the parties have agreed to negotiate in good faith a new supply contract through the year 2005, but neither party has an obligation to supply or purchase from the other. As a result of the contract termination, Prima's substantial dedication of gas reserves in the Wattenberg Area in northeast Colorado for the long term contract will be released effective October 31, 1998.

NOTE GUARANTEE

     Bonny Gathering Company ("Bonny"), an unincorporated joint venture of which Prima is the managing joint venturer and operator, established a line of credit with a commercial bank in the amount of $3,500,000 during 1997. The promissory note bears interest at the bank's prime interest rate less 1/2%, payable monthly on the last day of each calendar month. Funds may be advanced on the line of credit through November 30, 1998 and the note is due November 30, 2001. The note is collateralized by a first priority mortgage and deed of trust on the assets of Bonny. Prima has guaranteed its 15.5% proportionate share of the note. At December 31, 1997, Bonny had drawn $915,000 on the note.

10.  EMPLOYEE BENEFIT PLANS

STOCK OPTION PLAN

     Under the Prima Energy Corporation 1993 Stock Incentive Plan ("the Plan"), 600,000 shares of Prima's common stock are reserved for issuance to key employees at fair market value on the date of grant. Options granted under the Plan vest at 20% per year for five years, and expire 10 years from the date of grant. At December 31, 1997, options to acquire 367,500 shares of the Company's common stock had been granted under the Plan. The exercise prices, which equaled the market price of the stock on the date of grant, ranged from $8.83 to $9.92 per share, with a weighted average price of $9.20 per share. As of December 31, 1997, the weighted average remaining contractual life of the options outstanding is 6 years, 4 months.

     A summary of options granted, exercised and outstanding during 1995, 1996 and 1997 is as follows:


                                            Number           Weighted Average
                                           of Shares         Exercise Prices
                                           ---------         ----------------
   Balance, December 31, 1994.............  255,000               8.88
   Granted during 1995....................  112,500               9.92
   Exercised or canceled..................        0                n/a
                                            -------
   Outstanding at December 31, 1995.......  367,500               9.20

   Granted during 1996....................        0                n/a
   Exercised or canceled..................        0                n/a
                                            -------
   Outstanding at December 31, 1996.......  367,500               9.20

   Granted during 1997....................        0                n/a
   Exercised or canceled..................  (12,500)              8.93
                                            -------
   Outstanding at December 31, 1997.......  355,000               9.20
                                            -------
                                            -------

   Exercisable at December 31, 1995.......   97,500               8.86
   Exercisable at December 31, 1996.......  171,000               9.00
   Exercisable at December 31, 1997.......  235,000               9.06


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


                                            1997          1996          1995
                                        -----------    ----------    ----------
  Net income
       As reported.....................  $8,102,000    $6,669,000    $4,492,000
       Pro forma.......................   8,018,000     6,509,000     4,492,000
  Basic net income per share
       As reported.....................      $1.40          $1.15         $0.77
       Pro forma.......................       1.39           1.12          0.77
  Diluted net income per share
       As reported.....................      $1.37          $1.14         $0.77
       Pro forma.......................       1.36           1.11          0.77


     The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:


                Expected dividend yield..................      0%
                Expected price volatility................     31%
                Risk free interest rate..................    6.6%
                Expected life of options (in years)......      9

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an Employee Stock Ownership Plan ("Plan") and a Trust to administer the Plan. The Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, and is for the benefit of all eligible employees of the Company. Allocations to participants are made annually as of the last day of the Plan year, September 30, and are allocated among the participants in proportion to their eligible compensation for the Plan year. Contributions to the plan are payable at a minimum rate of 5% of eligible salaries. Through the Plan year ended September 30, 1993, the Plan provided for contributions to be made quarterly and to be used to purchase Prima common stock on the open market. Effective October 1, 1993, the Plan was amended to allow fully vested employees the option to direct the Plan Trustees to diversify a portion of their Plan investments by selling a limited percent of Prima common stock and investing the proceeds in various investment options. The Plan benefits all full-time employees and includes six year, 100% vesting provisions. For the years ended December 31, 1997, 1996 and 1995, the Company expensed $169,000, $125,000 and $93,000, respectively, of contributions payable to the Plan.

11.  DESIGNATED CASH AND RELATED AD VALOREM TAXES PAYABLE

     The Company has designated a portion of its cash balance for payment of ad valorem taxes withheld from third party revenue interest owners. The non-current portion of ad valorem taxes payable relates to those taxes collected and accrued for production through December 1997 which is not payable until fiscal 1999 or later. The related cash collected from third party revenue interest owners designated for payment of non-current ad valorem taxes is reflected as a non-current asset.

12.  TRANSACTIONS WITH RELATED PARTIES

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

     At any point in time, there are receivables and payables with officers and directors that arise in the ordinary course of business. Prima, as operator, commenced drilling a well in December 1997 in which Mr. Lockridge, a director of Prima, is a 61% working interest owner. The estimated costs to drill and complete the well are $1,686,800, or $1,026,000 net to Mr. Lockridge. As of the end of February 1998, the most recent billing period, Mr. Lockridge owed Prima $299,433 for his proportionate share of costs billed through that date, net of prepayments made of $389,311. There were no significant amounts due to or from any other officers or directors in 1997.

13.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

     Costs incurred in oil and gas property acquisition, exploration and development activities are as follows:

                                             Year Ended December 31,
                                     ----------------------------------------
                                        1997           1996           1995
                                     -----------    ----------     ----------
Acquisition costs:
  Unproved properties..............  $ 1,427,000    $  873,000     $1,319,000
  Proved properties................       30,000        63,000         27,000
Exploration costs..................    1,228,000       401,000        202,000
Development costs..................   12,565,000     6,605,000      3,634,000
                                     -----------    ----------     ----------
   Total...........................  $15,250,000    $7,942,000     $5,182,000
                                     -----------    ----------     ----------
                                     -----------    ----------     ----------
Amortization per equivalent
  barrel of production.............      $  4.31       $  4.18        $  4.13
                                     -----------    ----------     ----------
                                     -----------    ----------     ----------


     Results of operations for oil and gas producing activities are as follows:

                                                          Year Ended December 31,
                                                 -----------------------------------------
                                                     1997           1996           1995
                                                 -----------    -----------    -----------
Revenues
  Oil and gas sales............................  $17,840,000    $14,657,000    $11,502,000
                                                 -----------    -----------    -----------
Expenses
  Lease operating expense......................    1,720,000      1,511,000      1,432,000
  Ad valorem and production taxes..............    1,355,000        981,000        736,000
  Depreciation, depletion and amortization.....    4,935,000      4,210,000      4,058,000
                                                 -----------    -----------    -----------
                                                   8,010,000      6,702,000      6,226,000
                                                 -----------    -----------    -----------

Income before income taxes.....................    9,830,000      7,955,000      5,276,000
Income tax expense.............................    2,408,000      2,029,000      1,233,000
                                                 -----------    -----------    -----------

Income from oil and gas producing properties...  $ 7,422,000    $ 5,926,000    $ 4,043,000
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

     The reserve information presented below was prepared by independent engineers for the year ended December 31, 1997 and by Company personnel for the years ended December 31, 1996 and 1995. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced.

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

     Proved oil and gas reserves of the Company, all of which are located in the United States, are as follows:

                                                           Year Ended December 31,
                                          --------------------------------------------------------
                                                1997                1996               1995
                                          ----------------    ----------------   -----------------
                                            Oil      Gas        Oil      Gas       Oil       Gas
                                          (MBBLS)   (MMCF)    (MBBLS)   (MMCF)   (MBBLS)    (MMCF)
                                          ----------------    ----------------   -----------------
Proved reserves:
  Beginning of year.....................   3,037    52,112     2,734    47,711    3,009    46,202
  Purchases of oil and
    gas reserves in place...............      27       251        14       231       14       123
  Revisions of previous
    estimates...........................     (94)   (1,843)      130     2,444      (39)     (218)
  Extensions, discoveries and
    other additions.....................     643    18,314       392     6,372       17     5,924
  Production............................    (255)   (5,344)     (233)   (4,646)    (266)   (4,298)
  Sales of oil and gas reserves
    in place............................       0         0         0         0       (1)      (22)
                                           -----    ------     -----    ------    -----    ------

  End of Year...........................   3,358    63,490     3,037    52,112    2,734    47,711
                                           -----    ------     -----    ------    -----    ------
                                           -----    ------     -----    ------    -----    ------
Proved developed reserves:
  Beginning of year.....................   2,087    41,107     1,853    38,076    2,080    35,664

  End of year...........................   2,286    48,139     2,087    41,107    1,853    38,076

            Standardized measures of discounted future net cash flows relating to proved oil and gas reserves are as follows:

                                                     Year Ended December 31,
                                          --------------------------------------------
                                              1997            1996            1995
                                          ------------    ------------    ------------
Future cash inflows.....................  $209,689,000    $271,196,000    $148,101,000
Future production costs.................   (51,203,000)    (77,211,000)    (47,648,000)
Future development costs................   (22,095,000)    (17,548,000)    (15,425,000)
                                          ------------    ------------    ------------

Future net cash flows...................   136,391,000     176,437,000      85,028,000
10% discount factor.....................   (60,851,000)    (84,991,000)    (37,243,000)
Discounted future income taxes..........   (17,391,000)    (22,481,000)     (8,605,000)
                                          ------------    ------------    ------------

Standardized measure of discounted
  future net cash flows.................  $ 58,149,000    $ 68,965,000    $ 39,180,000
                                          ------------    ------------    ------------
                                          ------------    ------------    ------------

     The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                               Year Ended December 31,
                                                    -------------------------------------------
                                                        1997            1996            1995
                                                    ------------    ------------    -----------
Beginning standardized measure....................  $ 68,965,000    $ 39,180,000    $38,095,000
Sales of oil and gas produced,
  net of production costs.........................   (14,765,000)    (12,165,000)    (9,334,000)
Net changes in prices and  production costs.......   (29,995,000)     37,015,000     (1,763,000)
Extensions, discoveries, and improved
  recovery, less related costs....................    20,922,000      11,187,000      8,505,000
Development costs incurred during the year........     5,713,000       3,077,000      2,729,000
Changes in estimated future development costs.....    (1,402,000)       (558,000)    (2,629,000)
Revisions of previous quantity
  estimates and other.............................    (3,658,000)        806,000     (1,291,000)
Purchases of reserves in place....................       382,000         381,000        101,000
Sales of reserves in place........................             0               0        (13,000)
Accretion of discount.............................     6,896,000       3,918,000      3,809,000
Net change in income taxes........................     5,091,000     (13,876,000)       971,000
                                                    ------------    ------------    -----------
Ending standardized measure.......................  $ 58,149,000    $ 68,965,000    $39,180,000
                                                    ------------    ------------    -----------
                                                    ------------    ------------    -----------

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 1997 and 1996.

                                                      Three Months Ended
                                     ---------------------------------------------------
                                       3/31/97       6/30/97      9/30/97      12/31/97
                                     -----------   ----------   ----------   -----------
Year Ended December 31, 1997
  Revenues.........................  $11,913,000   $9,460,000   $8,561,000   $ 8,916,000
  Gross profit.....................    3,565,000    2,559,000    2,033,000     2,034,000
  Net income.......................    2,677,000    1,954,000    1,577,000     1,894,000
  Basic net income per share.......         0.46         0.34         0.27          0.33
  Diluted net income per share.....         0.45         0.33         0.27          0.32

                                                      Three Months Ended
                                     ---------------------------------------------------
                                       3/31/96       6/30/96      9/30/96      12/31/96
                                     -----------   ----------   ----------   -----------
Year Ended December 31, 1996
  Revenues.........................  $ 6,385,000   $5,875,000   $6,098,000   $10,263,000
  Gross profit.....................    1,909,000    1,744,000    1,867,000     2,993,000
  Net income.......................    1,529,000    1,401,000    1,538,000     2,201,000
  Basic net income per share.......         0.26         0.24         0.26          0.38
  Diluted net income per share.....         0.26         0.24         0.26          0.37

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prima Energy Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on the 13th day of March, 1998.


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

      SIGNATURE                          TITLE                          DATE

/s/ Richard H. Lewis         Chairman, President, Treasurer,       March 13, 1998
------------------------     (Principal Executive and
Richard H. Lewis             Financial Officer)


/s/ Robert E. Childress                                            March 13, 1998
------------------------     Director
Robert E. Childress


/s/ Douglas J. Guion                                               March 13, 1998
------------------------     Director
Douglas J. Guion


/s/ John P. Lockridge                                              March 13, 1998
------------------------     Director
John P. Lockridge


/s/ George L. Seward                                               March 13, 1998
------------------------     Director
George L. Seward


/s/ Sandra J. Irlando                                              March 13, 1998
------------------------     Vice President of Accounting
Sandra J. Irlando            and Controller