Form 10-Q
period 1998-03-31
PRIMA ENERGY CORP
filed 1998-05-15
CIK 318107

===================================================================== ======

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                    OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

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

As of May 1, 1998, the Registrant had 5,772,556 shares of Common Stock, $0.015 Par Value, outstanding.

===========================================================================

                         PRIMA ENERGY CORPORATION


                                  INDEX
                                  -----

Part I - Financial Information                                    Page
------------------------------

   Item 1.   Financial Statements

      Unaudited consolidated balance sheets . . . . . . . . . .    3

      Unaudited consolidated statements of income . . . . . . .    5

      Unaudited consolidated statements of cash flows . . . . .    6

      Notes to unaudited consolidated financial statements . . .   7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . .   11

   Cautionary Statement for Purposes of the "Safe Harbor"
     Provisions of the Private Securities Litigation Reform
     Act of 1995. . . . . . . . . . . . . . . . . . . . . . . .   14


Part II - Other Information
---------------------------

   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .   15

   Signatures . . . . . . . . . . . . . . . . . . . . . . . . .   16

                         PRIMA ENERGY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                               MARCH 31,     DECEMBER 31,
                                                 1998           1997
                                              -----------    -----------
CURRENT ASSETS
Cash and cash equivalents..................   $ 9,801,000    $ 5,644,000
Available for sale securities, at market...     1,898,000      1,866,000
Receivables (net of allowance for
  doubtful accounts: 3/31/98, $49,000;
  12/31/97, $49,000).......................     4,326,000      5,681,000
Tubular goods inventory....................       866,000        882,000
Other......................................       119,000        183,000
                                               ----------     ----------
   Total current assets....................    17,010,000     14,256,000
                                               ----------     ----------
OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method...........    70,644,000     67,945,000
Less accumulated depreciation,
  depletion and amortization...............   (28,249,000)   (26,875,000)
                                               ----------     ----------
   Oil and gas properties - net............    42,395,000     41,070,000
                                               ----------     ----------
PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment.................     3,567,000      3,504,000
Furniture and equipment....................       728,000        711,000
Field office, shop and land................       433,000        356,000
                                               ----------     ----------
                                                4,728,000      4,571,000
Less accumulated depreciation..............    (2,584,000)    (2,460,000)
                                               ----------     ----------
   Property and equipment - net............     2,144,000      2,111,000
                                               ----------     ----------

OTHER ASSETS...............................       520,000        484,000
                                               ----------     ----------

                                              $62,069,000    $57,921,000
                                               ==========     ==========


  See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS (cont'd.)
                                (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                               MARCH 31,     DECEMBER 31,
                                                 1998           1997
                                              -----------    -----------
CURRENT LIABILITIES
Accounts payable...........................   $ 1,127,000    $ 3,250,000
Amounts payable to oil and gas property
  owners...................................     1,164,000      1,220,000
Ad valorem and production taxes payable....     1,331,000      1,279,000
Accrued and other liabilities..............       604,000        421,000
Current portion of note payable............       120,000        120,000
Deferred tax liability.....................        15,000         14,000
                                               ----------     ----------
   Total current liabilities...............     4,360,000      6,304,000

NOTE PAYABLE...............................       240,000        240,000
AD VALOREM TAXES, non-current..............     1,655,000      1,280,000
DEFERRED TAX LIABILITY.....................     8,436,000      6,883,000
                                               ----------     ----------
   Total liabilities.......................    14,691,000     14,707,000
                                               ----------     ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized; no shares
  issued or outstanding....................             0              0
Common stock, $0.015 par value,
  12,000,000 shares authorized;
  5,835,556 and 5,833,056 shares issued....        87,000         87,000
Additional paid-in capital.................     4,408,000      4,385,000
Retained earnings..........................    43,624,000     39,485,000
Unrealized gain on available for
  sale securities..........................        46,000         44,000
Treasury stock, 63,000 shares at cost......      (787,000)      (787,000)
                                               ----------     ----------
   Total stockholders' equity..............    47,378,000     43,214,000
                                               ----------     ----------

                                              $62,069,000    $57,921,000
                                               ==========     ==========


   See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              --------------------------
                                                 1998           1997
                                              -----------    -----------
REVENUES
Oil and gas sales..........................   $ 4,150,000    $ 5,678,000
Trading revenues...........................     1,649,000      5,049,000
Oilfield services..........................     1,128,000        777,000
Management and operator fees...............       252,000        255,000
Interest and dividend income...............       134,000        127,000
Settlement income and other................     3,865,000         27,000
                                               ----------     ----------
                                               11,178,000     11,913,000
                                               ----------     ----------
EXPENSES
Depreciation, depletion and amortization...     1,505,000      1,311,000
Lease operating expense....................       504,000        482,000
Production taxes...........................       345,000        387,000
Cost of trading............................     1,410,000      4,911,000
Cost of oilfield services..................       864,000        617,000
General and administrative.................       521,000        513,000
                                               ----------     ----------
                                                5,149,000      8,221,000
                                               ----------     ----------
INCOME BEFORE INCOME TAXES.................     6,029,000      3,692,000
PROVISION FOR INCOME TAXES.................     1,890,000      1,015,000
                                               ----------     ----------
NET INCOME.................................   $ 4,139,000    $ 2,677,000
                                               ==========     ==========

BASIC NET INCOME PER SHARE.................   $      0.72    $      0.46
                                               ==========     ==========
DILUTED NET INCOME PER SHARE...............   $      0.70    $      0.45
                                               ==========     ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING..............................     5,770,250      5,790,556
                                               ==========     ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION............     5,897,404      5,910,262
                                               ==========     ==========


  See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              --------------------------
                                                 1998           1997
                                              -----------    -----------
OPERATING ACTIVITIES
Net income .................................  $ 4,139,000    $ 2,677,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, depletion and amortization..    1,505,000      1,311,000
  Deferred income taxes.....................    1,552,000        711,000
  Other.....................................      338,000        523,000
   Changes in current assets and liabilities:
    Receivables.............................    1,355,000      1,471,000
    Inventory...............................       16,000       (305,000)
    Other current assets....................       64,000        122,000
    Payables................................   (2,128,000)    (1,981,000)
    Accrued and other liabilities...........      183,000        (11,000)
                                               ----------     ----------
     Net cash provided by
      operating activities.................     7,024,000      4,518,000
                                               ----------     ----------
INVESTING ACTIVITIES
Additions to oil and gas properties........    (2,699,000)    (2,483,000)
Purchases of other property................      (178,000)      (162,000)
Purchases of available for sale securities.       (28,000)       (35,000)
Proceeds from sales of available for
  sale securities..........................             0        112,000
Proceeds from sales of other property......        15,000              0
                                               ----------     ----------
   Net cash used by investing activities..     (2,890,000)    (2,568,000)
                                               ----------     ----------
FINANCING ACTIVITIES
Proceeds from issuance of common stock.....        23,000              0
                                               ----------     ----------
   Net cash provided by financing activities       23,000              0
                                               ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS......     4,157,000      1,950,000
CASH AND CASH EQUIVALENTS,
  beginning of period......................     5,644,000      7,029,000
                                               ----------     ----------
CASH AND CASH EQUIVALENTS, end of period...   $ 9,801,000    $ 8,979,000
                                               ==========     ==========


 See accompanying notes to unaudited consolidated financial statements.

                       PRIMA ENERGY CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

     The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 1997.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1998 and 1997.


2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at March 31, 1998.


3.  LINE OF CREDIT

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (8.50% at March 31, 1998), with interest payable monthly. At December 31, 1997 and March 31, 1998, there were no amounts outstanding under the line of credit.


4.  HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 0% and 71% of its oil production in the first quarters of 1998 and 1997, respectively, and hedged approximately 53% and 54% of its natural gas production in these same periods. Hedging gains and losses were $(126,000) and $463,000 for the quarters ended March 31, 1998 and 1997, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At March 31, 1998, the Company had sold natural gas futures contracts as follows:

                                              Volume          Unrealized
Remaining Term                    Price       (MMBtu)            Loss
---------------------------      -------     ---------        -----------
April 1998 to October 1998       $ 1.600       350,000        $ (101,500)
April 1998 to October 1998         1.535       350,000          (124,250)
April 1998 to February 1999        1.855     2,200,000          (352,000)

     At March 31, 1998, the Company had no open futures transactions that did not correspond to anticipated physical transactions.


5.  TERMINATION OF NATURAL GAS SUPPLY CONTRACT

     In December 1997, Prima agreed to terminate its long-term, fixed-price with annual escalation contract to supply natural gas to Colorado Power Partnership ("CPP"), effective October 31, 1998, for $3,850,000, and other consideration. The payment and closing was completed in January 1998. Initial sales to CPP began in the fall of 1990 and the contract was to expire in the year 2005. From January 1, 1998 through October 31, 1998, Prima has agreed to supply 100% of CPP's gas requirements. Prima received $2.72 per MMBtu from January 1, 1998 through March 31, 1998, and will receive a spot related index price from April 1, 1998 through October 31, 1998. After that time, CPP and Prima have agreed to negotiate in good faith a new supply contract through the year 2005, but neither party has an obligation to supply or purchase from the other. Prima's substantial dedication of gas reserves in the Wattenberg Area in northeast Colorado for the long-term contract will be released effective October 31, 1998.


6.  COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"
("SFAS 130").   SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Prima adopted SFAS 130 on January 1, 1998. Prima's comprehensive income for the three months ended March 31, 1998 and March 31, 1997 was $4,141,000 and $2,687,000, respectively, compared to net income for the three months ended March 31, 1998 and March 31, 1997 of $4,139,000 and $2,677,000, respectively. The difference between comprehensive income and net income is due to unrealized gains in the Company's portfolio of available for sale securities.

7.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders in the second year of adoption. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Prima adopted SFAS 131 on January 1, 1998. Prima has not completed the process of evaluating the impact that will result from adopting SFAS 131 or the manner that will be used to disclose the required information in its annual financial statements.


8.  ISSUANCE OF COMMON STOCK

     Pursuant to the provisions of the Prima Energy Corporation 1993 Stock Inventive Plan, during the first quarter of 1998, 2,500 shares of Prima's common stock were issued upon the exercise of stock options for total proceeds of $23,000.


9.  EARNINGS PER SHARE

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

     Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share includes the potential dilution that could occur upon exercise of options to acquire common stock, computed using the treasury stock method. The treasury stock method assumes that the increase in the number of shares issued is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been at the average market price of the common shares during the reporting period).

     The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.


                                      Income        Shares      Per Share
                                    (Numerator)  (Denominator)    Amount
                                    -----------  -------------  ---------
Quarter Ended March 31, 1998:
   Basic Net Income per Share.....  $4,139,000     5,770,250      $ 0.72
   Effect of Stock Options........                   127,154       =====
                                     ---------     ---------
   Diluted Net Income per Share...  $4,139,000     5,897,404      $ 0.70
                                     =========     =========       =====

Quarter Ended March 31, 1997:
   Basic Net Income per Share.....  $2,677,000     5,790,556      $ 0.46
   Effect of Stock Options........                   119,706       =====
                                     ---------     ---------
   Diluted Net Income per Share...  $2,677,000     5,910.262      $ 0.45
                                     =========     =========       =====

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

                        PRIMA ENERGY CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

     The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 1998 was $7,024,000 compared to $4,518,000 for the same three month period of 1997. Net working capital at March 31, 1998 was $12,650,000 compared to $7,952,000 at December 31, 1997. Current liabilities at March 31, 1998 decreased from December 31, 1997 amounts by $1,944,000, while current assets increased by $2,754,000 for the same period. The increase in working capital of $4,698,000 was primarily generated by cash flows from operations during the quarter ended March 31, 1998. Cash flow from operations benefitted from a contract settlement payment of $3,850,000 during the first quarter of 1998, as discussed in Note 5 of the Notes to Consolidated Financial Statements.

     The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $2,877,000 in property and equipment during the quarter ended March 31, 1998, compared to $2,645,000 for the 1997 quarter. The Company expended $2,315,000 during the 1998 quarter for its proportionate share of the costs of drilling and completing wells, $384,000 for undeveloped acreage and $178,000 for other property and equipment. These expenditures compare to $2,227,000 for well costs, $246,000 for undeveloped acreage, $10,000 for purchases of producing properties and $162,000 for other equipment in the 1997 quarter.

     During the first quarter of 1998, the Company participated in the drilling of ten wells. One exploratory well (1.0 net) in the Powder River Basin was plugged and abandoned in January 1998. One exploratory well (0.045 net) in the Cave Gulch Area of the Wind River Basin commenced production in February 1998. Four development wells (0.5 net) were drilled at Cave Gulch during the first quarter. As of May 8, 1998, one was being completed and three were waiting on pipeline hook-up. Five development wells (1.0 net) at the Bonny Field in northeastern Colorado were also drilled, completed and placed on production during the first quarter of 1998. Five additional wells were drilled in March 1998, resulting in one dry hole and four wells capable of production. These wells are expected to be hooked-up and producing by mid-May 1998.

     The Company recently commenced an approximate 35 well recompletion/refracture program in the Wattenberg Field in northeastern Colorado. The Company currently expects to recomplete or refracture approximately one well per week for the remainder of 1998 at an estimated capital expenditure of $4,000,000. The Company is moving a rig on location in mid-May 1998 to drill two wells on its lease at Denver International Airport. One of the wells is an offset to a well drilled by the Company in 1997 and one is a step-out well. Prima will own 100% working interests in these two wells, with an estimated cost of $650,000. The Company anticipates spudding an offset well to its Cedar Draw Federal 15-6 well in the Powder River Basin in Wyoming by the end of May 1998. The Company also expects to participate in the drilling of six more wells at the Bonny Field by the end of June 1998 and expects the well in which its owns a 6.25% non-operated working interest in California to spud during the latter part of the second quarter of 1998.

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

Results of Operations
---------------------

     For the quarter ended March 31, 1998, the Company earned net income of $4,139,000, or $.70 per diluted share, on revenues of $11,178,000, compared to net income of $2,677,000, or $.45 per diluted share on revenues of $11,913,000 for the comparable quarter of 1997. Expenses were $5,149,000 for the 1998 quarter compared to $8,221,000 for the 1997 quarter. Revenues decreased $735,000, or 6%, expenses decreased $3,072,000, or 37% and net income increased $1,462,000, or 55%.

     Oil and gas sales for the quarter ended March 31, 1998 were $4,150,000 compared to $5,678,000 for the same period of 1997, a decrease of $1,528,000 or 27%. The decrease is attributable to significantly lower oil and gas prices, which were partially offset by increased production on a BOE basis. The Company's net natural gas production was 1,510,000 Mcf and 1,344,000 Mcf for the first quarters of 1998 and 1997, respectively, an increase of 166,000 Mcf or 12%. The Company's net oil production was 68,000 barrels compared to 63,000 barrels for the same periods, an increase of 5,000 barrels or 8%. Net production on a BOE basis increased 11% from 287,000 BOE to 319,000 BOE.

     The average price received for natural gas production was $2.10 per Mcf for the 1998 quarter compared to $3.17 per Mcf for the 1997 quarter, a decrease of $1.07 per Mcf or 34%. Approximately 5% of the natural gas production at March 31, 1998 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.91 for the 1998 quarter compared to $3.02 for the 1997 quarter. The average price received for oil in 1998 was $14.49 per barrel compared to $22.50 per barrel for the same period of 1997, a decrease of $8.01 per barrel or 36%. During the first quarter of 1998, the Company hedged approximately 53% of its natural gas production. Hedging losses of $126,000 are included in oil and gas revenues for this period, which decreased the average price received per Mcf of natural gas by $0.08. No oil production was hedged during the first quarter of 1998. During the first quarter of 1997, the Company hedged approximately 71% of it oil production and 54% of its natural gas production. Hedging gains of $463,000 increased the average price received per barrel of oil by $1.27 and the average price received per Mcf of natural gas by $0.29 for this period.

     Lease operating expenses and production taxes ("LOE") were $849,000 for the 1998 quarter compared to $869,000 for the 1997 quarter, a decrease of

$20,000 or 2%. Depreciation, depletion and amortization ("DD&A") was $1,505,000 for the first quarter of 1998 compared to $1,311,000 for the first quarter of 1997, an increase of $194,000 or 15%. Production for the quarter ended March 31, 1998 was 319,000 BOE compared to 287,000 BOE for the quarter ended March 31, 1997. LOE per equivalent barrel of production was $2.66 for the first quarter of 1998 compared to $3.03 for the comparable quarter of 1997. The rates for 1997 were higher than those experienced in 1998 due to workover expenses and additional production taxes resulting from higher product prices. DD&A applicable to oil and gas properties was $4.30 per equivalent barrel of production for the 1998 quarter compared to $4.18 per equivalent barrel of production for the 1997 quarter. Depreciation of other property and equipment was $131,000 and $111,000 for the quarters ended March 31, 1998 and 1997, respectively.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $1,649,000 for the three months ended March 31, 1998, a $3,400,000, or 67% decrease from the $5,049,000 reported for the three months ended March 31, 1997. The Company marketed 598,000 MMBtu's for the first quarter of 1998 compared to 1,771,000 MMBtu's marketed during the comparable quarter of 1997, a decrease of 1,173,000 or 66%. Costs of trading were $1,410,000 for the 1998 quarter compared to $4,911,000 for the 1997 quarter, a decrease of $3,501,000 or 71%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. The Company had contracts in place during the first quarter of 1997 that terminated during that year and were not renewed.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $1,128,000 for the quarter ended March 31, 1998 compared to $777,000 for the comparable quarter of 1997. This $351,000, or 45%, increase in revenues was attributable to increased activity in the Wattenberg Field area where the service company is active and to additional equipment being in service. The increase in activity was due at least in part to improved technologies in the area, where the level of well re-works and recompletions has resulted in strong utilization of service equipment. Costs of oilfield services were $864,000 for the quarter ended March 31, 1998 compared to $617,000 for the same quarter of 1997, an increase of $247,000 or 40%. For the quarter ended March 31, 1998, 9% of the fees billed by Action were for Company owned wells compared to 20% for the quarter ended March 31, 1997. The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services were eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for oil and natural gas wells (approximately 375 at March 31, 1998), located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the first quarter of 1998 were $252,000 compared to $255,000 for the same period of 1997, a decrease of $3,000 or 1%.

     General and administrative expenses were $521,000 for the quarter ended March 31, 1998 compared to $513,000 for the quarter ended March 31, 1997, an increase of $8,000 or 2%. The Company's general and administrative costs have increased slightly due to expansion of the Company's areas of activity.

     Settlement income and other for the quarter ended March 31, 1998 consisted primarily of the proceeds received from the termination of the natural gas supply contract of $3,850,000, as more fully described in Note 5 of the Notes to Consolidated Financial Statements. Early termination of this contract enabled Prima to monetize the value of the contract, effectively remove a hedge against future production, release reserves from dedication, and have funds available for new opportunities.

     The provision for income taxes increased $875,000 to $1,890,000 for the three months ended March 31, 1998 compared to $1,015,000 for the three months ended March 31, 1997. The increase was attributable to the increase in income before income taxes, which totaled $6,029,000 for the 1998 quarter compared to $3,692,000 for the 1997 quarter, an increase of $2,337,000, or 63%. The effective income tax rate increased to 31.4% for the 1998 quarter compared to 27.5% for the 1997 quarter. Effective tax rates are affected by amounts of permanent differences between financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

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

     The Company's primary source of revenues is from the sale of oil and natural gas production. Levels of revenues and earnings are affected by volumes of oil and natural gas production and by the prices at which oil and natural gas are sold. As a result, the Company's operating results for any period are not necessarily indicative of future operating results because of fluctuations in oil and natural gas prices and production volumes.

                 ------------------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
    PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "expects" or "estimates" and similar expressions identify forward-looking statements.
Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, beginning on page 15.

                 ------------------------------------------



PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------
     The following exhibit is filed herewith pursuant to Rule 601 of Regulation S-K.

            Exhibit No.           Document

            27                    Financial Data Schedules


     (b)   Reports on Form 8-K
           -------------------

     A report on Form 8-K was filed January 8, 1998, announcing the agreement to terminate the long term natural gas supply contract with Colorado Power Partners for $3,850,000. See Note 5 of the Notes to Consolidated Financial Statements for additional discussion of this agreement.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRIMA ENERGY CORPORATION
                                          (Registrant)



Date  May 14, 1998                  By /s/ Richard H. Lewis
      ------------                     ------------------------------

                                      Richard H. Lewis,
                                      President and
                                      Principal Financial Officer