Form 10-Q
period 1998-06-30
PRIMA ENERGY CORP
filed 1998-08-14
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

           [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

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

                            Yes [x]    No [  ]

As of July 31, 1998 the Registrant had 5,772,556 shares of Common Stock, $0.015 Par Value, outstanding.

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

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . 12

Cautionary Statement for Purposes of the "Safe Harbor" Provisions
  of the Private Securities Litigation Reform Act of 1995. . . . . . 17


PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders. . . 18

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 18

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                         PRIMA ENERGY CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS
                                  ------
                                               JUNE 30,      DECEMBER 31,
                                                 1998           1997
                                              -----------    -----------
CURRENT ASSETS
Cash and cash equivalents..................   $ 5,823,000    $ 5,644,000
Available for sale securities, at market...     2,321,000      1,866,000
Receivables (net of allowance for
  doubtful accounts: 6/30/98, $48,000;
  12/31/97, $49,000).......................     4,035,000      5,681,000
Tubular goods inventory....................       957,000        882,000
Other......................................        78,000        183,000
                                               ----------     ----------
   Total current assets....................    13,214,000     14,256,000
                                               ----------     ----------
OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method...........    75,582,000     67,945,000
Less accumulated depreciation,
  depletion and amortization...............   (29,736,000)   (26,875,000)
                                               ----------     ----------
      Oil and gas properties - net.........    45,846,000     41,070,000
                                               ----------     ----------
PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment.................     3,957,000      3,504,000
Office furniture and equipment.............       755,000        711,000
Field office, shop and land................       433,000        356,000
                                               ----------     ----------
                                                5,145,000      4,571,000
Less accumulated depreciation..............    (2,657,000)    (2,460,000)
                                               ----------     ----------
      Property and equipment - net.........     2,488,000      2,111,000
                                               ----------     ----------

OTHER ASSETS...............................       525,000        484,000
                                               ----------     ----------

                                              $62,073,000    $57,921,000
                                               ==========     ==========



  See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                   CONSOLIDATED BALANCE SHEETS (cont'd.)
                                 (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
                                               JUNE 30,      DECEMBER 31,
                                                 1998           1997
                                              -----------    -----------
CURRENT LIABILITIES
Accounts payable...........................   $   892,000    $ 3,250,000
Amounts payable to oil and gas
  property owners..........................     1,267,000      1,220,000
Production taxes payable...................     1,540,000      1,279,000
Accrued and other liabilities..............       246,000        421,000
Current portion of note payable............       120,000        120,000
Deferred tax liability.....................        15,000         14,000
                                               ----------     ----------
    Total current liabilities..............     4,080,000      6,304,000

NOTE PAYABLE...............................       120,000        240,000

PRODUCTION TAXES, non-current..............       477,000      1,280,000

DEFERRED TAX LIABILITY.....................     8,551,000      6,883,000
                                               ----------     ----------
    Total liabilities......................    13,228,000     14,707,000
                                               ----------     ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding..........             0              0
Common stock, $0.015 par value,
  12,000,000 shares authorized;
  5,835,556 shares issued..................        87,000         87,000
Additional paid-in capital.................     4,408,000      4,385,000
Retained earnings..........................    45,093,000     39,485,000
Unrealized gain on available for
  sale securities..........................        44,000         44,000
Treasury stock, 63,000 shares at cost......      (787,000)      (787,000)
                                               ----------     ----------
    Total stockholders' equity.............    48,845,000     43,214,000
                                               ----------     ----------
                                              $62,073,000    $57,921,000
                                               ==========     ==========



  See accompanying notes to unaudited consolidated financial statements.

                         PRIMA ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30,                  JUNE 30,
                         ----------------------    ----------------------
                            1998        1997          1998        1997
                         ----------  ----------    ----------  ----------
REVENUES

Oil and gas sales...... $ 4,126,000 $ 4,216,000   $ 8,276,000 $ 9,894,000
Trading revenues.......     931,000   3,922,000     2,580,000   8,971,000
Oilfield services......     989,000     868,000     2,117,000   1,645,000
Management and
  operator fees........     262,000     256,000       514,000     511,000
Interest and
  dividend income......     137,000     137,000       271,000     264,000
Other..................      (8,000)     61,000     3,857,000      88,000
                         ----------  ----------    ----------  ----------
                          6,437,000   9,460,000    17,615,000  21,373,000
                         ----------  ----------    ----------  ----------
EXPENSES
Depreciation, depletion
  and amortization.....   1,634,000   1,382,000     3,139,000   2,693,000
Lease operating expense     517,000     416,000     1,021,000     898,000
Production taxes.......     319,000     369,000       664,000     756,000
Cost of trading........   1,034,000   3,621,000     2,444,000   8,532,000
Cost of oilfield
  services.............     593,000     576,000     1,457,000   1,193,000
General and
  administrative.......     456,000     400,000       977,000     913,000
                         ----------  ----------    ----------  ----------
                          4,553,000   6,764,000     9,702,000  14,985,000
                         ----------  ----------    ----------  ----------
INCOME BEFORE
  INCOME TAXES.........   1,884,000   2,696,000     7,913,000   6,388,000
PROVISION FOR
  INCOME TAXES.........     415,000     742,000     2,305,000   1,757,000
                         ----------  ----------    ----------  ----------
NET INCOME............. $ 1,469,000 $ 1,954,000   $ 5,608,000 $ 4,631,000
                         ==========  ==========    ==========  ==========
BASIC NET INCOME
  PER SHARE............ $      0.25 $      0.34   $      0.97 $      0.80
                         ==========  ==========    ==========  ==========
DILUTED NET INCOME
  PER SHARE............ $      0.25 $      0.33   $      0.95 $      0.79
                         ==========  ==========    ==========  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING...   5,772,556   5,773,512     5,771,410   5,781,987
                         ==========  ==========    ==========  ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  ASSUMING DILUTION....   5,896,239   5,886,126     5,897,216   5,896,362
                         ==========  ==========    ==========  ==========

 See accompanying notes to unaudited consolidated financial statements.

                        PRIMA ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                              --------------------------
                                                 1998           1997
                                              -----------    -----------
OPERATING ACTIVITIES
Net income .................................  $ 5,608,000    $ 4,631,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation, depletion and amortization..    3,139,000      2,693,000
  Deferred income taxes.....................    1,669,000      1,398,000
  Other.....................................     (853,000)      (354,000)
  Changes in current assets and liabilities:
   Receivables..............................    1,646,000      1,292,000
   Inventory................................      (75,000)      (485,000)
   Other current assets.....................      105,000        426,000
   Payables.................................   (2,050,000)    (2,278,000)
   Accrued and other liabilities............     (175,000)       (68,000)
                                               ----------     ----------
    Net cash provided by
     operating activities...................    9,014,000      7,255,000
                                               ----------     ----------
INVESTING ACTIVITIES
Additions to oil and gas properties.........   (7,637,000)    (4,559,000)
Purchases of other property.................     (698,000)      (871,000)
Purchases of available for sale securities..     (459,000)       (61,000)
Proceeds from sales of property.............       52,000        215,000
Proceeds from sales of available for
 sale securities............................        4,000        112,000
                                               ----------     ----------
   Net cash used in investing activities....   (8,738,000)    (5,164,000)
                                               ----------     ----------
FINANCING ACTIVITIES
Borrowings..................................            0        360,000
Proceeds from issuance of common stock......       23,000              0
Repayment of long term debt.................     (120,000)             0
Treasury stock purchased....................            0       (404,000)
                                               ----------     ----------
    Net cash used in financing activities...      (97,000)       (44,000)
                                               ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS.......      179,000      2,047,000
CASH AND CASH EQUIVALENTS,
  beginning of period.......................    5,644,000      7,029,000
                                               ----------     ----------
CASH AND CASH EQUIVALENTS, end of period....  $ 5,823,000    $ 9,076,000
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the six month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1998 and 1997 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at June 30, 1998.


3.  NOTE PAYABLE

     The Company has one note payable as follows:

                                             June 30,    December 31,
                                               1998         1997
                                            -----------  -----------
     Total.............................      $ 240,000    $ 360,000
     Less, current portion.............        120,000      120,000
                                              --------     --------
     Long term.........................      $ 120,000    $ 240,000
                                              ========     ========

The note is dated June 10, 1997 and is due on June 10, 2000, with interest at an annual rate of 8%. Payments of principal and accrued interest on the note are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary.

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (8.50% at June 30, 1998), with interest payable monthly. At December 31, 1997 and June 30, 1998, there were no amounts outstanding under the line of credit.

4.  HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company s production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 0% and 43% of its oil production for the first six months of 1998 and 1997, respectively, and hedged approximately 47% and 39% of its natural gas production in these same periods. Hedging gains and losses were $(193,000) and $540,000 for the six months ended June 30, 1998 and 1997, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At June 30, 1998, the Company had sold natural gas futures contracts as follows:

                                               Volume       Unrealized
    Remaining Term                Price        (MMBtu)         Loss
 --------------------------      -------      ---------     ----------
 July 1998 to October 1998       $ 1.600        200,000     $ (30,000)
 July 1998 to October 1998         1.535        200,000       (43,000)
 July 1998 to February 1999        1.855      1,600,000      (144,000)

     In a typical futures contract agreement, the Company receives the difference between a fixed price per unit of production and the index price, if the index price is lower. If the index price is higher, the Company pays the difference. Current hedging agreements are settled on a monthly basis. All current contracts specify the third party index to be the "Inside FERC" first of the month spot price for Colorado Interstate Gas Co.

     At June 30, 1998, the Company had no open futures transactions that did not correspond to anticipated physical transactions.

     During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

5.  TERMINATION OF NATURAL GAS SUPPLY CONTRACT

     In December 1997, Prima agreed to terminate its long-term, fixed-price with annual escalation contract to supply natural gas to Colorado Power Partnership ( CPP ), effective October 31, 1998, for $3,850,000, and other consideration. The payment and closing was completed in January 1998. The proceeds were included in other revenues in the statement of income for the six months ended June 30, 1998. Initial sales to CPP began in the fall of 1990 and the contract was to expire in the year 2005. From January 1, 1998 through October 31, 1998, Prima has agreed to supply 100% of CPP's gas requirements. The agreement specified a price of $2.72 per MMBtu from January 1, 1998 through March 31, 1998, and a spot related index price from April 1, 1998 through October 31, 1998. After that time, CPP and Prima have agreed to negotiate in good faith a new supply contract through the year 2005, but neither party has an obligation to supply or purchase from the other. Prima's substantial dedication of gas reserves in the Wattenberg Area in northeast Colorado for the long-term contract will be released effective October 31, 1998.


6.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income"
("SFAS 130").   SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Prima adopted SFAS 130 on January 1, 1998. Prima's comprehensive income for the three months ended June 30, 1998 and 1997 was $1,467,000 and $1,976,000, respectively, compared to net income for the three months ended June 30, 1998 and 1997 of $1,469,000 and $1,954,000, respectively. Prima's comprehensive income for the six months ended June 30, 1998 and 1997 was $5,608,000 and $4,663,000, respectively, compared to net income for the six months ended June 30, 1998 and 1997 of $5,608,000 and $4,631,000, respectively. The difference between comprehensive income and net income is due to unrealized gains and losses in the Company's portfolio of available for sale securities.


7.  SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders in the second year of adoption. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Prima is required to adopt SFAS 131 in its 1998 annual financial statements and in its interim financial statements beginning in 1999. Prima has not completed the process of evaluating the impact that will result from adopting SFAS 131 or the manner that will be used to disclose the required information in its annual financial statements.

8.  ISSUANCE OF COMMON STOCK

     Pursuant to the provisions of the Prima Energy Corporation 1993 Stock Incentive Plan, during the first quarter of 1998, 2,500 shares of Prima's common stock were issued upon the exercise of stock options for total proceeds of $23,000.


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

     The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                       Income        Shares     Per Share
                                     (Numerator)  (Denominator)   Amount
                                     -----------  ------------- ---------
Quarter Ended June 30, 1998:
   Basic Net Income per Share.....    $1,469,000    5,772,556     $ 0.25
   Effect of Stock Options........                    123,683      =====
                                       ---------    ---------
   Diluted Net Income per Share...    $1,469,000    5,896,239     $ 0.25
                                       =========    =========      =====
Quarter Ended June 30, 1997:
   Basic Net Income per Share.....    $1,954,000    5,773,512     $ 0.34
   Effect of Stock Options........                    112,614      =====
                                       ---------    ---------
   Diluted Net Income per Share...    $1,954,000    5,886,126     $ 0.33
                                       =========    =========      =====

                                       Income        Shares     Per Share
                                     (Numerator)  (Denominator)   Amount
                                     -----------  ------------- ---------
Six Months Ended June 30, 1998:
   Basic Net Income per Share.....    $5,608,000    5,771,410     $ 0.97
   Effect of Stock Options........                    125,806      =====
                                       ---------    ---------
   Diluted Net Income per Share...    $5,608,000    5,897,216     $ 0.95
                                       =========    =========      =====
Six Months Ended June 30, 1997:
   Basic Net Income per Share.....    $4,631,000    5,781,987     $ 0.80
   Effect of Stock Options........                    114,375      =====
                                       ---------    ---------
   Diluted Net Income per Share...    $4,631,000    5,896,362     $ 0.79
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

                         PRIMA ENERGY CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities for the six months ended June 30, 1998 was $9,014,000 compared to $7,255,000 for the same six month period of 1997. Net working capital at June 30, 1998 was $9,134,000 compared to $7,952,000 at December 31, 1997. Current liabilities at June 30, 1998 decreased from December 31, 1997 levels by $2,224,000 and current assets decreased by $1,042,000 for the same period. The increase in working capital of $1,182,000 was primarily generated by cash flows from operations during the six months ended June 30, 1998. The Company also received proceeds from the sales of securities and property totaling $56,000 during the period.

     The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank, all of which is available to be drawn.

    The Company invested $8,335,000 in property and equipment during the six months ended June 30, 1998 compared to $5,430,000 for the 1997 six month period. The Company expended $5,407,000 during the 1998 six month period for its proportionate share of the costs of drilling, completing and restimulating wells, $2,205,000 for undeveloped acreage, $25,000 for purchases of producing properties and $698,000 for other property and equipment. These expenditures compare to $3,755,000 for well costs, $778,000 for undeveloped acreage, $26,000 for purchases of producing properties and $871,000 for other property and equipment in the 1997 six month period.

     During the first six months of 1998, the Company participated in the drilling of 28 wells and the restimulation or recompletion of nine wells. In the Denver Basin, the Company commenced an approximate 35 well recompletion/restimulation program in the Wattenberg Field. During the second quarter, eight wells were restimulated and one was recompleted. All wells have been successfully placed back on production. The Company anticipates completing about 100 restimulations in the next 18 months. Prima drilled one new well on its lease at Denver International Airport during the second quarter of 1998, which is undergoing completion operations as of August 10, 1998. A second wellbore was re-entered, but encountered mechanical difficulties and was abandoned. At the Bonny Field in eastern Colorado, refurbishment of the gathering and compression facilities was completed. During the first six months of 1998, Prima has participated in the drilling of 16 wells (3.4 net) at the Bonny Field, of which 14 are productive and two have been plugged and abandoned. The Company intends to participate in the ongoing development of the Bonny Field.

     Prima increased its net acreage positions in the Powder River and Wind River Basins of Wyoming and Montana by 42,000 acres during the first six months of 1998. One exploratory well in the Powder River Basin, which was drilling at December 31, 1997, was plugged and abandoned in January 1998.
One additional well in this area was drilled during the second quarter of 1998 and is currently waiting on completion. Two additional wells were drilled subsequent to June 30. One was waiting on completion and one was drilling as of August 10, 1998. Prima's Powder River Basin acreage includes acreage within the emerging coal bed methane prospect. During the second quarter of 1998, two wells were drilled within this area to begin to evaluate this acreage. Further development will continue upon completion of an environmental impact statement and proposed pipeline expansions.

     During the first six months of 1998, the Company completed the NW Cave Gulch 25-43 well in the Wind River Basin. Prima operates this well in which it owns a 24% working interest. The well commenced production in late June, and has produced at rates of 5,000 Mcf of natural gas and 70 barrels of oil per day. The Company participated in the drilling of four non-operated wells (0.32 net) in the Cave Gulch area in the first six months of 1998. Three of the wells were development wells which commenced production in May and July of 1998. The fourth well, the exploratory Cave Gulch Federal 1-29 LAK, commenced production in February 1998. This well, in which Prima owns a 4.5% working interest, blew out at approximately 2:00 a.m. local time on August 13, 1998. The well appears to be totally lost. During the second quarter of 1998, this well contributed 9% to Prima's natural gas production and 6% of its oil and gas revenues. The well was producing about 45,000 Mcf of natural gas per day at the time of the blowout. In July 1998, an offset to this well, the Cave Gulch Federal 4-19 LAK, in which Prima has an 11.2% working interest, commenced drilling.

     A well in which Prima owns a 6.25% non-operated working interest in California commenced drilling during the second quarter of 1998 and was still drilling as of August 10, 1998.

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

Year 2000 Disclosure
--------------------

     The Year 2000 Issue is the result of computer applications being written using two digits rather than four to define the applicable year. As the year 2000 approaches, such applications may be unable to accurately process certain data-based information. The Company has identified all significant computer applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test compliance. Modification and compliance is proceeding as scheduled and should be completed by December 31, 1998. The cost of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

     An assessment of the readiness of external companies with whom the Company does business, such as customers and vendors, is ongoing. Third parties with whom the Company has material relationships have been contacted regarding their Year 2000 issues and responses are being monitored to determine the potential affect on Prima. The Company has not yet determined the potential adverse affect that Year 2000 risks may have on its financial condition, liquidity or results of operations.

Results of Operations
---------------------

     For the quarter ended June 30, 1998, the Company earned net income of $1,469,000, or $.25 per diluted share, on revenues of $6,437,000, compared to net income of $1,954,000, or $.33 per diluted share, on revenues of $9,460,000 for the comparable quarter of 1997. Expenses were $4,553,000 for the 1998 second quarter compared to $6,764,000 for the 1997 second quarter. Revenues decreased $3,023,000, or 32%, expenses decreased $2,211,000, or 33%, and net income decreased $485,000, or 25%.

     For the six months ended June 30, 1998, the Company earned net income of $5,608,000, or $.95 per diluted share, on revenues of $17,615,000, compared to net income of $4,631,000, or $.79 per diluted share, on revenues of $21,373,000 for the six months ended June 30, 1997. Expenses were $9,702,000 for the 1998 six month period compared to $14,985,000 for the 1997 six month period. Revenues decreased $3,758,000, or 18%, expenses decreased $5,283,000, or 35%, and net income increased $977,000, or 21%.

     Oil and gas sales for the quarter ended June 30, 1998 were $4,126,000 compared to $4,216,000 for the same quarter of 1997, a decrease of $90,000 or 2%. The Company's net natural gas production was 1,647,000 Mcf and 1,401,000 Mcf for the second quarters of 1998 and 1997, respectively, an increase of 246,000 Mcf or 18%. Its net oil production was 71,000 barrels compared to 66,000 barrels for the same periods, an increase of 5,000 barrels or 8%. The average price received for natural gas production was $1.94 per Mcf for the 1998 quarter compared to $2.06 per Mcf for the 1997 quarter, a decrease of
$.12 per Mcf or 6%.   Approximately 4.4% of natural gas production for the
three months ended June 30, 1998 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company s natural gas production exclusive of the fixed price contract gas was $1.76 per Mcf for the 1998 quarter compared to $1.87 per Mcf for the 1997 quarter. The average price received for oil in the second quarter of 1998 was $13.11 per barrel compared to $19.98 per barrel for the second quarter of 1997, a decrease of $6.87 per barrel or 34%. During the second quarter of 1998, the Company hedged approximately 42% of its natural gas production. Hedging losses of $67,000 are included in oil and gas revenues for this period, which decreased the average price received per Mcf of natural gas by $0.04. No oil was hedged during this period. During the second quarter of 1997, the Company hedged approximately 15% of its oil production and 26% of its natural gas production. Hedging gains of $77,000 increased the average price received for oil by $0.64 per barrel and increased the average price received for natural gas by $0.02 per Mcf.

     Oil and gas sales for the six months ended June 30, 1998 were $8,276,000 compared to $9,894,000 for the six months ended June 30, 1997, a decrease of $1,618,000 or 16%. The Company's net natural gas production was 3,157,000 Mcf and 2,745,000 Mcf for the first six months of 1998 and 1997, respectively, an increase of 412,000 Mcf or 15%. Its net oil production was 139,000 barrels compared to 129,000 barrels for the same six month periods, an increase of 10,000 barrels or 8%. The average price received for natural gas production was $2.01 per Mcf for the six months ended June 30, 1998 compared to $2.61 per Mcf for the six months ended June 30, 1997, a decrease of $.60 per Mcf or 23%. Approximately 4.6% of natural gas production for the six months ended June 30, 1998 was attributable to production sold under the fixed contract price of $5.90 per MMBtu. The average price for the Company s natural gas production exclusive of the fixed price contract gas was $1.83 per Mcf for the six months ended June 30,1998 compared to $2.43 for the six months ended June 30, 1997. The average price received for oil for the first six months of 1998 was $13.78 per barrel compared to $21.21 per barrel for the same period of 1997, a decrease of $7.43 per barrel or 35%. During the six months ended June 30, 1998, the Company hedged approximately 47% of it natural gas production. Hedging losses of $193,000 reduced the average price received for natural gas by $0.06 per Mcf. No oil production was hedged
during this period.   During the six months ended June 30, 1997, the Company
hedged approximately 43% of its oil production and 39% of its natural gas production. Hedging gains of $540,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $0.95 and the average price received per Mcf of natural gas by $0.15.

     Lease operating expenses and production taxes ("LOE") were $836,000 for the second quarter of 1998 compared to $785,000 for the 1997 quarter, an increase of $51,000 or 6%. Depreciation, depletion and amortization ("DD&A") was $1,634,000 and $1,382,000 for the same periods, an increase of $252,000 or 18%. Production for the quarter ended June 30, 1998 was 346,000 barrels of oil equivalent ("BOE") compared to 300,000 BOE for the quarter ended June 30, 1997, an increase of 46,000 BOE or 15%. LOE per equivalent barrel of production was $2.41 for the second quarter of 1998 compared to $2.62 for the comparable quarter of 1997. DD&A applicable to oil and gas properties was $4.30 per equivalent barrel of production for the 1998 quarter compared to $4.18 per equivalent barrel of production for the 1997 quarter. Depreciation of other property and equipment was $146,000 and $128,000 for the quarters ended June 30, 1998 and 1997, respectively.

     LOE was $1,685,000 for the six months ended June 30, 1998 compared to $1,654,000 for the 1997 period, an increase of $31,000 or 2%. DD&A was $3,139,000 and $2,693,000 for the same periods, an increase of $446,000 or 17%. Production for the six months ended June 30, 1998 was 665,000 BOE compared to 587,000 BOE for the six months ended June 30, 1997, an increase of 78,000 BOE or 13%. LOE per equivalent barrel of production was $2.53 for the first six months of 1998 compared to $2.82 for the comparable period of 1997. DD&A applicable to oil and gas properties was $4.30 per equivalent barrel of production for the 1998 period compared to $4.18 per equivalent barrel of production for the 1997 period. Depreciation of other property and equipment was $278,000 and $240,000 for the six months ended June 30, 1998 and 1997, respectively.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $931,000 for the quarter ended June 30, 1998 compared to $3,922,000 for the quarter ended June 30, 1997, a decrease of $2,991,000 or 76%. The Company marketed 501,000 MMBtu's for the second quarter of 1998 compared to 1,971,000 MMBtu's marketed during the comparable quarter of 1997. Costs of trading were $1,034,000 for the 1998 quarter compared to $3,621,000 for the 1997 quarter, a decrease of $2,587,000 or 71%.

     Trading revenues were $2,580,000 for the six months ended June 30, 1998, a decrease of $6,391,000 or 71% from the $8,971,000 reported for the six months ended June 30, 1997. The Company marketed 1,099,000 MMBtu's for the six month period of 1998 compared to 3,742,000 MMBtu's marketed during the comparable period of 1997. Costs of trading were $2,444,000 for the 1998 six month period compared to $8,532,000 for the 1997 six month period, a decrease of $6,088,000 or 71%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $989,000 for the quarter ended June 30, 1998 compared to $868,000 for the comparable quarter of 1997, an increase of $121,000, or 14%. Utilization rates in the Wattenberg Field Area, where the service company is active, continued to increase in the first six months of 1998. The Company has also purchased additional service equipment which contributed to the increase in revenues. For the quarter ended June 30, 1998, 25% of the fees billed by Action were for Company owned wells compared to 18% for the quarter ended June 30, 1997. Costs of oilfield services were $593,000 for the quarter ended June 30, 1998 compared to $576,000 for the same period of 1997, an increase of $17,000 or 3%.

     Oilfield services revenues were $2,117,000 for the six months ended June 30, 1998 compared to $1,645,000 for the comparable six month period of 1997, an increase of $472,000 or 29%. For the six months ended June 30, 1998, 17% of the fees billed by Action were for Company owned wells compared to 19% for the six months ended June 30, 1997. Costs of oilfield services were $1,457,000 for the six months ended June 30, 1998 compared to $1,193,000 for the same period of 1997, an increase of $264,000 or 22% The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 375 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado, and as managing venturer of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended June 30, 1998 were $262,000 compared to $256,000 for the 1997 quarter, an increase of $6,000 or 2%. Fees for the six months ended June 30, 1998 were $514,000 compared to $511,000 for the 1997 six month period, an increase of $3,000 or 1%.

     General and administrative expenses ("G&A") were $456,000 for the quarter ended June 30, 1998 compared to $400,000 for the quarter ended June 30, 1997, an increase of $56,000 or 14%. G&A was $977,000 for the six months ended June 30, 1998 compared to $913,000 for the six months ended June 30, 1997, an increase of $64,000 or 7%. The Company's G&A costs have increased due to expansion of the Company's areas of activity.

     Settlement income and other for the six months ended June 30, 1998 consisted primarily of the proceeds received from the termination of the natural gas supply contract of $3,850,000, as more fully described in Note 5 of the Notes to Unaudited Consolidated Financial Statements. Early termination of this contract enabled Prima to monetize the value of the contract, effectively remove a hedge against future production, release reserves from dedication, and have funds available for new opportunities.

     The provision for income taxes was $415,000 for the quarter ended June 30, 1998 compared to $742,000 for the quarter ended June 30, 1997. The provision for the six months ended June 30, 1998 was $2,305,000 compared to $1,757,000 for the same six month period of 1997. Income before income taxes decreased $812,000 for the 1998 quarter, and the effective tax rate decreased to 22.0% from 27.5%. Income before income taxes for the six month period of 1998 increased by $1,525,000, and the effective tax rate increased to 29.1% from 27.5%. Effective tax rates are affected by amounts of permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

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

     The Company's primary source of revenues is from the sale of oil and natural gas production. Levels of revenues and earnings are affected by volumes of oil and natural gas production and by the prices at which oil and natural gas are sold. As a result, the Company s operating results for any period are not necessarily indicative of future operating results because of fluctuations in oil and natural gas prices and production volumes.



                       ------------------------------

          CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
      PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "expects" or "intends" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions, including availability of drilling rigs and other equipment and services; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, beginning on page 15.

                    ------------------------------

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     On May 13, 1998, the Company held an annual meeting of stockholders. The following table sets forth certain information relating to each matter voted upon at the meeting.

                                                   Votes
                                   ---------------------------------------
                                                       Withheld/  Broker
Matters Voted Upon                    For      Against  Abstain  Non-Votes
-----------------------------      ---------   ------- --------  ---------
Election of George L. Seward       4,399,902              3,677
as Class I Director.

Ratification of the selection of   4,386,311    2,865    14,403
Deloitte & Touche LLP as
independent auditors for 1998.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

   (a)   Exhibits
         --------

     The following exhibit is filed herewith pursuant to rule 601 of Regulation S-K.

       Exhibit No.            Document

           27                 Financial Data Schedules


   (b)   Reports on Form 8-K
         -------------------

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended June 30, 1998.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PRIMA ENERGY CORPORATION
                                            (Registrant)



Date   August 14, 1998               By /s/ Richard H. Lewis
       ---------------                  ---------------------------------
                                        Richard H. Lewis,
                                        President and
                                        Principal Financial Officer