Form 10-Q
period 1998-09-30
PRIMA ENERGY CORP
filed 1998-11-16
CIK 318107

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

           [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            --------    --------

                        Commission file number 0-9408

                          PRIMA ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                               84-1097578
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

                1801 BROADWAY, SUITE 500, DENVER CO      80202
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

As of October 30, 1998, the Registrant had 5,772,556 shares of Common Stock, $0.015 Par Value, outstanding.

                       PRIMA ENERGY CORPORATION


                                INDEX
                                -----

Part I - Financial Information                                      Page
------------------------------                                      ----

  Item 1.  Financial Statements

     Unaudited consolidated balance sheets  . . . . . . . . . . . .   3

     Unaudited consolidated statements of income  . . . . . . . . .   5

     Unaudited consolidated statements of cash flows . . . . . . . .  6

     Notes to unaudited consolidated financial statements . .  . . .  7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . .  12

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions
      of the Private Securities Litigation Reform Act of 1995 . . .  17


Part II - Other Information
---------------------------

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . .  18

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                       PRIMA ENERGY CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)

                                ASSETS
                                ------


                                            SEPTEMBER 30,    DECEMBER 31,
                                                1998             1997
                                            ------------     ------------
CURRENT ASSETS
Cash and cash equivalents................... $ 5,233,000      $ 5,644,000
Available for sale securities, at market....   2,332,000        1,866,000
Receivables (net of allowance for doubtful
 accounts: 9/30/98,$48,000;12/31/97,$49,000)   3,852,000        5,681,000
Tubular goods inventory.....................     728,000          882,000
Other.......................................     335,000          183,000
                                              ----------       ----------
   Total current assets.....................  12,480,000       14,256,000
                                              ----------       ----------
OIL AND GAS PROPERTIES, at cost, accounted
 for using the full cost method.............  79,544,000       67,945,000
Less accumulated depreciation,
 depletion and amortization................. (31,221,000)     (26,875,000)
                                              ----------       ----------
      Oil and gas properties - net..........  48,323,000       41,070,000
                                              ----------       ----------
PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment..................   4,055,000       3,504,000
Furniture and equipment.....................     792,000         711,000
Field office, shop and land.................     433,000         356,000
                                              ----------      ----------
                                               5,280,000       4,571,000
Less accumulated depreciation...............  (2,772,000)     (2,460,000)
                                              ----------      ----------
   Property and equipment - net.............   2,508,000       2,111,000
                                              ----------      ----------

OTHER ASSETS................................     553,000         484,000
                                              ----------      ----------

                                             $63,864,000     $57,921,000
                                              ==========      ==========







  See accompanying notes to unaudited consolidated financial statements.

                      PRIMA ENERGY CORPORATION
                CONSOLIDATED BALANCE SHEETS (cont'd.)
                              (UNAUDITED)

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------


                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1998             1997
                                             -------------    ------------
CURRENT LIABILITIES
Accounts payable............................ $     690,000     $ 3,250,000
Amounts payable to oil and gas
 property owners ...........................     1,403,000       1,220,000
Production taxes payable....................     1,571,000       1,279,000
Accrued and other liabilities...............       345,000         421,000
Current portion of note payable.............       120,000         120,000
Deferred tax liability......................        14,000          14,000
                                                ----------      ----------
      Total current liabilities.............     4,143,000       6,304,000

NOTE PAYABLE................................       120,000         240,000
PRODUCTION TAXES, non-current...............       717,000       1,280,000
DEFERRED TAX LIABILITY......................     8,788,000       6,883,000
                                                ----------      ----------
      Total liabilities.....................    13,768,000      14,707,000
                                                ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  2,000,000 shares authorized;
  no shares issued or outstanding...........             0               0
Common stock, $0.015 par value,
  12,000,000 shares authorized;
  5,835,556 shares issued...................        87,000          87,000
Additional paid-in capital..................     4,408,000       4,385,000
Retained earnings...........................    46,343,000      39,485,000
Unrealized gain on available for
  sale securities...........................        45,000          44,000
Treasury stock - 63,000 shares, at cost.....      (787,000)       (787,000)
                                                ----------      ----------
      Total stockholders' equity............    50,096,000      43,214,000
                                                ----------      ----------
                                               $63,864,000     $57,921,000
                                                ==========      ==========






   See accompanying notes to unaudited consolidated financial statements.

                       PRIMA ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                SEPTEMBER 30,            SEPTEMBER 30,
                          ----------------------   -----------------------
                             1998        1997         1998         1997
                          ----------  ----------   ----------   ----------
REVENUES

Oil and gas sales....... $ 4,034,000 $ 3,536,000  $12,310,000  $13,430,000
Trading revenues........     655,000   3,808,000    3,235,000   12,779,000
Oilfield services.......     910,000     757,000    3,027,000    2,402,000
Management and
 operator fees..........     269,000     257,000      783,000      768,000
Interest and
 dividend income........     104,000     142,000      375,000      406,000
Other...................       5,000      61,000    3,862,000      149,000
                          ----------  ----------   ----------   ----------
                           5,977,000   8,561,000   23,592,000   29,934,000
                          ----------  ----------   ----------   ----------
EXPENSES
Depreciation, depletion
 and amortization.......   1,646,000   1,156,000    4,785,000    3,849,000
Lease operating expense.     503,000     407,000    1,524,000    1,305,000
Production taxes........     289,000     232,000      953,000      988,000
Cost of trading.........     733,000   3,625,000    3,177,000   12,157,000
Cost of oilfield service     632,000     525,000    2,089,000    1,718,000
General & administrative     571,000     441,000    1,548,000    1,354,000
                          ----------  ----------   ----------   ----------
                           4,374,000   6,386,000   14,076,000   21,371,000
                          ----------  ----------   ----------   ----------
INCOME BEFORE
 INCOME TAXES...........   1,603,000   2,175,000   9,516,000     8,563,000
PROVISION FOR
 INCOME TAXES...........     353,000     598,000   2,658,000     2,355,000
                          ----------  ----------  ----------    ----------
NET INCOME.............. $ 1,250,000 $ 1,577,000 $ 6,858,000   $ 6,208,000
                          ==========  ==========  ==========    ==========
BASIC NET INCOME
 PER SHARE.............. $      0.22 $      0.27 $      1.19   $      1.08
DILUTED NET INCOME        ==========  ==========  ==========    ==========
 PER SHARE.............. $      0.21 $      0.27 $      1.16   $      1.05
                          ==========  ==========  ==========    ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING....   5,772,556   5,757,556   5,771,796     5,773,754
WEIGHTED AVERAGE COMMON   ==========  ==========  ==========    ==========
  SHARES OUTSTANDING
  ASSUMING DILUTION.....   5,914,965   5,889,243   5,917,083     5,890,091
                          ==========  ==========  ==========    ==========





  See accompanying notes to unaudited consolidated financial statements.

                        PRIMA ENERGY CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                -----------------------
                                                   1998         1997
                                                ----------   ----------

OPERATING ACTIVITIES
Net income.................................... $ 6,858,000  $ 6,208,000
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation, depletion and amortization...   4,785,000    3,849,000
   Deferred income taxes......................   1,904,000    1,762,000
   Other......................................    (643,000)     (84,000)
   Changes in current assets and liabilities:
    Receivables...............................   1,829,000      800,000
    Inventory.................................     154,000     (711,000)
    Other current assets......................    (152,000)      90,000
    Payables..................................  (2,085,000)  (1,805,000)
    Accrued and other liabilities.............     (76,000)    (205,000)
                                                ----------   ----------
     Net cash provided by
      operating activities....................  12,574,000    9,904,000
                                                ----------   ----------
INVESTING ACTIVITIES
Additions to oil and gas properties........... (11,599,000)  (8,287,000)
Purchases of other property...................    (944,000)  (1,003,000)
Purchases of available for sale securities....    (491,000)    (324,000)
Proceeds from sales of property...............     118,000      215,000
Proceeds from sales of available for
 sale securities..............................      28,000      112,000
                                                ----------   ----------
   Net cash used by investing activities...... (12,888,000)  (9,287,000)
                                                ----------   ----------
FINANCING ACTIVITIES
Proceeds from issuance of common stock........      23,000            0
Borrowings....................................           0      360,000
Repayment of long-term debt...................    (120,000)           0
Treasury stock purchased......................           0     (404,000)
                                                ----------   ----------
  Net cash used by financing activities.......     (97,000)     (44,000)
                                                ----------   ----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS...........................    (411,000)     573,000
CASH AND CASH EQUIVALENTS, beginning of period   5,644,000    7,029,000
                                                ----------   ----------
CASH AND CASH EQUIVALENTS, end of period...... $ 5,233,000  $ 7,602,000
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the nine month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 1998 and 1997 covered thereby.


2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation and its subsidiaries, herein collectively referred to as "Prima" or the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at September 30, 1998.


3.  NOTE PAYABLE

     The Company has one note payable as follows:

                                      September 30,    December 31,
                                          1998             1997
                                      -------------    ------------

        Total....................       $ 240,000        $ 360,000
        Less, current portion....         120,000          120,000
                                         --------         --------
        Long term................       $ 120,000        $ 240,000
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

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (8.25% at September 30, 1998), with interest payable monthly. At December 31, 1997 and September 30, 1998, there were no amounts outstanding under the line of credit.

4.  HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 0% and 39% of its oil production for the first nine months of 1998 and 1997, respectively, and hedged approximately 46% and 40% of its natural gas production in these same periods. Hedging gains and losses were $(77,000) and $486,000 for the nine months ended September 30, 1998 and 1997, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At September 30, 1998, the Company had sold natural gas futures contracts as follows:

                                              Volume      Unrealized
Remaining Term                     Price      (MMBtu)        Loss
-----------------------------     -------    ---------    ----------
October 1998                      $ 1.600       50,000    $  (2,500)
October 1998                        1.535       50,000       (5,750)
October 1998 to February 1999       1.855    1,000,000     (203,000)

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

     At September 30, 1998, the Company had no open futures transactions that did not correspond to anticipated physical transactions.

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

5.  TERMINATION OF NATURAL GAS SUPPLY CONTRACT

     In December 1997, Prima agreed to terminate its long-term, fixed-price with annual escalation contract to supply natural gas to Colorado Power Partnership ("CPP"), effective October 31, 1998, for $3,850,000 and other consideration. The payment and closing was completed in January 1998. The proceeds were included in other revenues in the statement of income for the nine months ended September 30, 1998. Initial sales to CPP began in the fall of 1990 and the contract was to expire in the year 2005. From January 1, 1998 through October 31, 1998, Prima agreed to supply
100% of CPP's gas requirements. The agreement specified a price of $2.72 per MMBtu from January 1, 1998 through March 31, 1998, and a spot related index price from April 1, 1998 through October 31, 1998. Release of the dedication of natural gas reserves in the Wattenberg Area in northeast Colorado to the CPP contract was effective November 1, 1998.


6.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Prima adopted SFAS 130 on January 1, 1998. Prima's comprehensive income for the three months ended September 30, 1998 and 1997 was $1,251,000 and $1,609,000, respectively, compared to net income for the three months ended September 30, 1998 and 1997 of $1,250,000 and $1,577,000, respectively. Prima's comprehensive income for the nine months ended September 30, 1998 and 1997 was $6,859,000 and $6,272,000, respectively, compared to net income for the nine months ended September 30, 1998 and 1997 of $6,858,000 and $6,208,000,
respectively. The difference between comprehensive income and net income is due to unrealized gains in the Company's portfolio of available for sale securities.


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

     The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                       Income        Shares     Per Share
                                     (Numerator)  (Denominator)   Amount
                                      ---------    -----------  ---------
Quarter Ended September 30, 1998:
  Basic Net Income per Share.....    $1,250,000     5,772,556     $ 0.22
                                                                   =====
  Effect of Stock Options........                     142,409
                                      ---------     ---------
  Diluted Net Income per Share...    $1,250,000     5,914,965     $ 0.21
                                      =========     =========      =====
Quarter Ended September 30, 1997:
  Basic Net Income per Share.....    $1,577,000     5,757,556     $ 0.27
                                                                   =====
  Effect of Stock Options........                     131,687
                                      ---------     ---------
  Diluted Net Income per Share...    $1,577,000     5,889,243     $ 0.27
                                      =========     =========      =====

                                       Income        Shares     Per Share
                                     (Numerator)  (Denominator)  Amount
                                      ---------    -----------  ---------
Nine Months Ended September 30, 1998:

  Basic Net Income per Share.....    $6,858,000     5,771,796     $ 1.19
                                                                   =====
  Effect of Stock Options........                     145,287
                                      ---------     ---------
  Diluted Net Income per Share...    $6,858,000     5,917,083     $ 1.16
                                      =========     =========      =====
Nine Months Ended September 30, 1997:

  Basic Net Income per Share.....    $6,208,000     5,773,754     $ 1.08
                                                                   =====
  Effect of Stock Options........                     116,337
                                      ---------     ---------
  Diluted Net Income per Share...    $6,208,000     5,890,091     $ 1.05
                                      =========     =========      =====

     The Board of Directors of Prima approved a three for two stock split of the Company's common stock to shareholders of record on February 20, 1997, which was distributed March 4, 1997. As a result, the number of shares of common stock outstanding increased from 3,860,396 to 5,790,556 on the distribution date. All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock split. During 1997, the shareholders of Prima approved an increase in the number of authorized shares of common stock from 8,000,000 to 12,000,000 shares.

                      PRIMA ENERGY CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities for the nine months ended September 30, 1998 was $12,574,000 compared to $9,904,000 for the same nine month period of 1997. Net working capital at September 30, 1998 was $8,337,000 compared to $7,952,000 at December 31, 1997. Current liabilities at September 30, 1998 decreased from December 31, 1997 levels by $2,161,000, while current assets decreased by $1,776,000 for the same period. The Company received proceeds from the sales of securities and property totaling $146,000 during the period.

     The Company has external borrowing capacity through an $8,000,000 unsecured line of credit with a commercial bank, all of which is available to be drawn.

     The Company invested $12,543,000 in property and equipment during the nine months ended September 30, 1998 compared to $9,290,000 for the 1997 nine month period. The Company expended $8,384,000 during the 1998 nine month period for its proportionate share of the costs of drilling, completing and recompleting or restimulating wells, $2,835,000 for purchases of undeveloped acreage, $380,000 for purchases of producing properties and $944,000 for other property and equipment. These expenditures compare to $6,940,000 for well costs, $1,321,000 for undeveloped acreage, $26,000 for producing properties and $1,003,000 for other property and equipment in the 1997 nine month period.

     During the first nine months of 1998, the Company participated in the drilling of 34 wells (eight during the third quarter) and the restimulation or recompletion of 19 wells (10 during the third quarter). In the Denver Basin during the second quarter of 1998, the Company commenced an approximate 35 well 1998 recompletion and/or restimulation program in the Wattenberg Field. The ten additional wells which were restimulated during the third quarter have been successfully placed back on production. The Company has restimulated an additional six wells as of November 6, 1998 and currently anticipates restimulating approximately 75 additional wells over the next fifteen months. The Company is targeting wells which qualify for
Section 29 tax credits. This credit of approximately $.65 per Mcf is applicable to natural gas produced through the year 2002. At Denver International Airport, the Company successfully completed its third well during the third quarter of 1998. The well was completed for 250 Mcf of natural gas per day and 10 barrels of oil per day, which was less than anticipated. Two additional wells were drilled and cased in late October and early November 1998 on this acreage to further evaluate the potential for development in this area. The Company is currently developing the completion procedures for these wells. During the third quarter of 1998, Prima has participated in the drilling of three additional wells (.34 net) at the Bonny Field, all of which are productive.

     Prima has continued to increase its net acreage position in the Powder River Basin of Wyoming and Montana. Since June 30, 1998 and up through November 6, 1998, the Company has acquired approximately 23,700 net acres in the Powder River Basin, bringing its total acreage in the basin to approximately 121,000 net acres. The Company drilled one new well in the Powder River Basin during the second quarter of 1998. That well, the Cedar Draw Federal 10-44, was successfully completed in the Muddy Formation at an approximate depth of 9,500 feet during the third quarter. It is currently producing at rates averaging 750 Mcf of natural gas and 20 barrels of oil per day. The Company drilled two additional Muddy wells in the Cedar Draw area during the third quarter, both of which were waiting on completion as of November 6, 1998. Prima's Powder River Basin acreage includes approximately 85,000 net acres within the emerging coal bed methane play. During the second and third quarters of 1998, three coal bed methane wells were drilled to depths of about 400 feet to begin to evaluate this acreage. Future coal bed methane development will depend upon several factors, including the completion of an environmental impact study and availability of pipeline capacity.

     During 1998, the Company completed the NW Cave Gulch 25-43 well in the Wind River Basin. Prima operates this well in which it owns a 24% working interest. The well commenced production in late June, and is currently producing at rates averaging 3,500 Mcf of natural gas and 20 barrels of oil per day. The Company currently anticipates that some additional behind-pipe reserves in this well will be completed before the end of 1998. The Cave Gulch Federal 1-29 LAK, which suffered a blowout on August 13, 1998 due to downhole casing failure, continued to vent to the atmosphere as of November 6, 1998. The gas stream was ignited and continues to burn.
The well was producing about 45,000 Mcf of natural gas per day at the time of the blowout. In July 1998, an offset to this well, the Cave Gulch Federal 4-19 LAK commenced drilling. The operator of both of these wells elected to convert the 4-19 LAK to a relief well. The operator has indicated that attempts to "kill" the blow-out well will commence around year end.

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

Year 2000 Compliance Program
----------------------------

     The Year 2000 Issue is the result of computer applications being written using two digits rather than four to define the applicable year.
As the year 2000 approaches, such applications may be unable to accurately process certain data-based information. The Company believes it has identified the significant internal computer applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test compliance. Modification and compliance is proceeding as scheduled and the Company expects that the modifications should be completed by December 31, 1998. At that time, the Company's internal computer applications are expected to be Year 2000 compliant.

     An assessment of the readiness of external companies with whom the Company does business, such as customers and vendors, is ongoing. Third parties with whom the Company has material relationships have been contacted regarding their Year 2000 issues and responses are being monitored to determine the potential affect on Prima.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The

Company has not yet determined the potential adverse affect that Year 2000 risks may have on its financial condition, liquidity or results of operations. The Company's program is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues and, in particular, about Year 2000 compliance and readiness of its third party vendors and associates. The Company believes that, with the modification of its business systems and completion of its assessment program as scheduled, the possibility of significant interruptions of normal operations should be reduced. The cost of Year 2000 compliance has not been specifically tracked but is not anticipated to be material to the Company's financial position or results of operations in any given year.

Results of Operations
---------------------

     For the quarter ended September 30, 1998, the Company earned net income of $1,250,000, or $.21 per diluted share, on revenues of $5,977,000, compared to net income of $1,577,000, or $.27 per diluted share on revenues of $8,561,000 for the comparable quarter of 1997. Expenses were $4,374,000 for the 1998 third quarter compared to $6,386,000 for the 1997 third quarter. Revenues decreased $2,584,000, or 30%, expenses decreased $2,012,000, or 32%, and net income decreased $327,000, or 21%.

     For the nine months ended September 30, 1998, the Company earned net income of $6,858,000, or $1.16 per diluted share, on revenues of $23,592,000, compared to net income of $6,208,000, or $1.05 per diluted share on revenues of $29,934,000 for the nine months ended September 30, 1997. Expenses were $14,076,000 for the 1998 nine month period compared to $21,371,000 for the 1997 nine month period. Revenues decreased $6,342,000, or 21%, expenses decreased $7,295,000, or 34%, and net income increased $650,000, or 10%. The decline in revenues for both the quarter and nine months of 1998 was due to a decline in trading revenues and to lower product prices received for oil and natural gas. The decline in product prices was partially offset by increased oil and natural gas production.

     Oil and gas sales for the quarter ended September 30, 1998 were $4,034,000 compared to $3,536,000 for the same quarter of 1997, an increase of $498,000 or 14%. The Company's net natural gas production was 1,662,000 Mcf and 1,280,000 Mcf for the third quarters of 1998 and 1997, respectively, an increase of 382,000 Mcf or 30%. Its net oil production was 69,000 barrels compared to 61,000 barrels for the same periods, an increase of 8,000 barrels or 13%. The average price received for natural gas production for the third quarter of 1998 was $1.91 per Mcf compared to $1.88 per Mcf for the third quarter of 1997. Approximately 5% and 6% of the natural gas production for the three months ended September 30, 1998 and 1997, respectively, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price received for the Company's natural gas production exclusive of the fixed price contract gas was $1.69 per Mcf for the 1998 quarter compared to $1.64 per Mcf for the 1997 quarter. The average price received for oil in the third quarter of 1998 was $12.47 per barrel compared to $18.67 per barrel for the third quarter of 1997, a decrease of $6.20 per barrel or 33%. During the third quarter of 1998, the Company hedged approximately 44% of its natural gas production. Net hedging gains of $116,000 are included in oil and gas revenues for this period, which increased the average price received per Mcf of natural gas by $0.07. No oil production was hedged during this period. During the third quarter of 1997, the Company hedged approximately 33% of its oil production and 41% of its natural gas production. Net hedging losses of $54,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $.09 and decreased the average price received per Mcf of natural gas by $0.05.

     Oil and gas sales for the nine months ended September 30, 1998 were $12,310,000 compared to $13,430,000 for the nine months ended September 30, 1997, a decrease of $1,120,000 or 8%. The Company's net natural gas production was 4,819,000 Mcf and 4,025,000 Mcf for the first nine months of 1998 and 1997, respectively, an increase of 794,000 Mcf or 20%. Its net oil production was 208,000 barrels compared to 190,000 barrels for the same nine month periods, an increase of 18,000 barrels or 9%. The average price received for natural gas production was $1.98 per Mcf for the nine months ended September 30, 1998 compared to $2.37 per Mcf for the nine months ended September 30, 1997, a decrease of $0.39 per Mcf or 16%.
Approximately 5% of the natural gas production for the nine months ended September 30, 1997 and 1996 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price received for the Company's natural gas production exclusive of the fixed price contract gas was $1.78 per Mcf for the nine months ended September 30,1998 compared to $2.18 per Mcf for the same period of 1997. The average price received for oil for the first nine months of 1998 was $13.35 per barrel compared to $20.39 per barrel for the same period of 1997, a decrease of $7.04 per barrel or 35%. During the nine months ended September 30, 1998, the Company hedged approximately 46% of its natural gas production. Hedging losses of $77,000 are included in oil and gas revenues for this period, which decreased the average price received per Mcf of natural gas by $0.02 During the nine months ended September 30, 1997, the Company hedged approximately 39% of its oil production and 40% of its natural gas production. Hedging gains of $486,000 are included in oil and gas revenues for this period, which increased the average price received per barrel of oil by $0.67 and the average price received per Mcf of natural gas by $0.09.

     Lease operating expenses and production taxes ("LOE") were $792,000 for the third quarter of 1998 compared to $639,000 for the 1997 quarter, an increase of $153,000 or 24%. Depreciation, depletion and amortization ("DD&A") was $1,646,000 and $1,156,000 for the same periods, an increase of $490,000 or 42%. Production for the quarter ended September 30, 1998 was 345,000 barrels of oil equivalent ("BOE") compared to 274,000 BOE for the quarter ended September 30, 1997, an increase of 71,000 BOE or 26%. LOE per equivalent barrel of production was $2.29 for the third quarter of 1998 compared to $2.23 for the comparable quarter of 1997. DD&A applicable to oil and gas properties was $4.30 per equivalent barrel of production for the 1998 period compared to $3.81 per equivalent barrel of production for the 1997 period. Depreciation of other property and equipment was $162,000 and $113,000 for the quarters ended September 30, 1998 and 1997, respectively.

     LOE was $2,477,000 for the nine months ended September 30, 1998 compared to $2,293,000 for the 1997 period, an increase of $184,000 or 8%. DD&A was $4,785,000 and $3,849,000 for the same periods, an increase of $936,000 or 24%. Production for the nine months ended September 30, 1998 was 1,011,000 BOE compared to 861,000 BOE for the nine months ended September 30, 1997, an increase of 150,000 BOE or 17%. LOE per equivalent barrel of production was $2.45 for the first nine months of 1998 compared to $2.66 for the comparable period of 1997. DD&A applicable to oil and gas properties was $4.30 per equivalent barrel of production for the 1998 period compared to $4.06 per equivalent barrel of production for the 1997 period. Depreciation of other property and equipment was $439,000 and $352,000 for the nine months ended September 30, 1998 and 1997, respectively.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $655,000 for the three months ended

September 30, 1998, a decrease of $3,153,000 or 83% from the $3,808,000 reported for the three months ended September 30, 1997. The Company marketed 369,000 MMBtus for the third quarter of 1998 compared to 2,076,000 MMBtus marketed during the comparable quarter of 1997. Costs of trading were $733,000 for the 1998 quarter compared to $3,625,000 for the 1997 quarter, a decrease of $2,892,000 or 80%. These decreases are attributable to the previously announced termination of the gas supply contract to a co-generation facility and to certain other buy-for-resale contracts which terminated in the fall of 1997 and were not renewed.

     Trading revenues were $3,235,000 for the nine months ended September 30, 1998, a decrease of $9,544,000 or 75% from the $12,779,000 reported for the nine months ended September 30, 1997. The Company marketed 1,468,000 MMBtus for the nine month period of 1998 compared to 5,818,000 MMBtus marketed during the comparable period of 1997. Costs of trading were $3,177,000 for the 1998 nine month period compared to $12,157,000 for the 1997 nine month period, a decrease of $8,980,000 or 74%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling, rental equipment and other related activities. Revenues were $910,000 for the quarter ended September 30, 1998 compared to $757,000 for the comparable quarter of 1997, an increase of $153,000, or 20%. Utilization levels in the Wattenberg Field Area, where the service company is active, continued to increase during the third quarter. The Company has also purchased additional equipment which contributed to the increase in revenues. For the quarters ended September 30, 1998 and 1997, 27% of the fees billed by Action were for Company owned wells. Costs of oilfield services were $632,000 for the quarter ended September 30, 1998 compared to $525,000 for the same period of 1997, an increase of $107,000 or 20%

     Oilfield services revenues were $3,027,000 for the nine months ended September 30, 1998 compared to $2,402,000 for the comparable nine month period of 1997, an increase of $625,000 or 26%. For the nine months ended September 30, 1998, 20% of the fees billed by Action were for Company owned wells compared to 22% for the nine months ended September 30, 1997.
Costs of oilfield services were $2,089,000 for the nine months ended September 30, 1998 compared to $1,718,000 for the same period of 1997, an increase of $371,000 or 22% The Company's share of fees paid to Action on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 375 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado and as managing venturer and operator of a joint venture which owns gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended September 30, 1998 were $269,000 compared to $257,000 for the 1997 quarter, an increase of $12,000 or 5%. Fees for the nine months ended September 30, 1998 were $783,000 compared to $768,000 for the 1997 nine month period, an increase of $15,000 or 2%.

     General and administrative expenses ("G&A") were $571,000 for the quarter ended September 30, 1998 compared to $441,000 for the quarter ended September 30, 1997, an increase of $130,000 or 29%. G&A was $1,548,000 for the nine months ended September 30, 1998 compared to $1,354,000 for the nine months ended September 30, 1997, an increase of $194,000 or 14%. The Company's G&A costs have increased due to expansion of the Company's areas of activity.

     The provision for income taxes was $353,000 for the quarter ended September 30, 1998 compared to $598,000 for the quarter ended September 30, 1997. Income before income taxes decreased $572,000 for the 1998 quarter and the effective tax rate decreased to 22.0% from 27.5%. The provision for the nine months ended September 30, 1998 was $2,658,000 compared to $2,355,000 for the same nine month period of 1997. Income before income taxes for the nine month period of 1998 increased by $953,000, and the effective tax rate also increased to 28.0% from 27.5%. Effective tax rates are affected by amounts of permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

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


                      ---------------------------------

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
     PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "intends," "expects" or "believes" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions, including availability of drilling rigs and other equipment and services; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, beginning on page 15.

                      ---------------------------------



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

         Exhibit No.               Document

             27            Financial Data Schedules


     (b)   Reports on Form 8-K
           -------------------

     No reports on Form 8-K were filed during the Registrants' fiscal quarter ended September, 30, 1998.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PRIMA ENERGY CORPORATION
                                             (Registrant)



Date   November 16, 1998              By  /s/ Richard H. Lewis
       -----------------                  --------------------

                                      Richard H. Lewis,
                                      President and
                                      Principal Financial Officer