Form 10-K
period 1998-12-31
PRIMA ENERGY CORP
filed 1999-03-30
CIK 318107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the 2,706,188 shares of Common Stock held by non-affiliates of the Registrant as of March 11, 1999 was $40,254,547 (based upon the mean of the closing bid and asked prices on the Nasdaq System).

As of March 11, 1999, Registrant had outstanding 5,677,424 shares of Common Stock, $0.015 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
                                     PART I

1. and 2.    BUSINESS and PROPERTIES....................................      3

3.       LEGAL PROCEEDINGS..............................................     15

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............     16


                                     PART II

5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS............................................     18

6.       SELECTED FINANCIAL DATA........................................     19

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS............................     20

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....     26

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................     27

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE............................     27


                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............     27

11.      EXECUTIVE COMPENSATION.........................................     27

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.....................................................     27

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................     27


                                     PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.......................................................     28

                                     PART I

ITEMS 1 and 2.             BUSINESS and PROPERTIES

         "The Company" or "Prima" is used in this report to refer to Prima Energy Corporation and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of oilfield service equipment, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies, Year 2000 compliance and other plans and objectives of Prima management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," or "anticipates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 16.

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

         In 1997, Prima effected a three for two stock split of its common stock. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock splits.

OIL AND GAS OPERATIONS

         The Company's oil and gas operating activities are conducted in the Denver Basin in northeast Colorado, the Powder River Basin in northeast Wyoming, and the Wind River Basin in central Wyoming. Prima also has leased undeveloped acreage in the Green River Basin located in southwest Wyoming. The Wattenberg Field Area ("Wattenberg Area") in the Denver Basin and the Powder River Basin are the Company's principal areas of operation. Prima's business activities include oil and gas lease acquisition, exploration, development, production, marketing and operations.

         At December 31, 1998, the Company operated 375 producing wells. It is an objective of the Company to operate, when possible, the oil and gas properties in which it has economic interests. The Company believes, with the responsibility and authority as operator, it is in a better position to control costs, safety, and timeliness of work, as well as other critical factors affecting the economics of a well.

         The Company's natural gas production is marketed pursuant to a number of gas sales agreements which vary with respect to their specific provisions, including price, gross volumes and length of contract. During 1998, the average price received for the Company's natural gas production was $2.00 per Mcf, as compared to $2.39 per Mcf in 1997. The year to year price decrease was a result of lower natural gas spot prices which were attributable to a warm winter in the first quarter of 1998, as well as a warm November and

December, causing low space heating requirements. Natural gas liquids prices were also low in 1998, causing the premium to index prices Prima has historically received for high Btu gas (1,250 Btu) in Wattenberg and the Powder River Basin to narrow. The Company was, however, aided by its long term fixed price contract for its Bonny Field natural gas production which provides for a $5.90 per MMBtu price, and raised Prima's average gas price by $0.19 per Mcf in 1998. On January 21, 1999, the Company sold all of its interest in the Bonny Field for $26 million (see 1998 Activity--Bonny Field on page 6 for more information). The price received for the Company's crude oil production was $12.71 per barrel in 1998, a decrease of 36% compared to $19.90 in 1997 due to depressed oil prices experienced in 1998. During 1998, the Company produced 6,476,000 Mcf of natural gas and 286,000 barrels of oil compared to 5,344,000 Mcf and 255,000 barrels in 1997. The Company drilled 38 gross (14.94 net) wells in 1998 compared to 50 gross (36.44 net) wells in 1997.

         The Company's net proved reserves as of December 31, 1998, as estimated by the consulting engineering firms of Reed W. Ferrill & Associates, Inc. (Denver Basin), McCartney Engineering, LLC (Powder River Basin), and Ryder Scott Company (Wind River Basin), consisted of over 71 Bcf of natural gas and 2,826,000 barrels of oil having an estimated pretax discounted present value, using prices in effect at year end, of approximately $65 million. The year end prices used in the 1998 reserve report were $2.13 per Mcf and $10.31 per barrel compared to $2.40 per Mcf and $17.08 per barrel used in the 1997 reserve report. Approximately 74% of Prima's year end estimated reserves on a barrel of oil equivalent ("BOE") basis, converted on the basis of six Mcf of natural gas to one barrel of oil, are proved developed reserves. The 1998 reserves are approximately 81% attributable to natural gas, and 19% to crude oil.

         A summary of the Company's key statistics by area of activity at December 31, 1998 and for the year then ended is as follows:


                            Percent of         Average Daily Net Production         Percent of
                             Proved       -------------------------------------    Oil and Gas
                            Reserves           Oil (bbls)       Gas (Mcf)           Revenue
                         --------------   ----------------  -------------------  ---------------
                          1998    1997      1998     1997     1998      1997      1998     1997
                         ------  ------    ------   ------  -------- ----------  ------   ------
Wattenberg Area
   (including DIA)..       64%       77%      692      680   10,310   10,265       62%       75%
Bonny Field ........        6         4         0        0      864      763       11         9
Wind River Basin ...        9         8        16        9    4,307    3,004       17        13
Powder River Basin .       21        11        76       10    2,261      590       10         3

          The Company plans to continue to identify, develop and exploit opportunities in all of its areas of oil and gas operations over the next few years. The Company intends to build upon past success utilizing the reserve, production and cash flow from core properties as well as the funds received from the sale of its Bonny Field assets, to create additional opportunities. For the foreseeable future, the Company intends to emphasize:

- Exploitation of the Company's inventory of potential drill sites and recompletion opportunities based upon its technical evaluation and activity in the areas where the Company is active.

- Acquisition of both developed and undeveloped properties. The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. At December 31, 1998, the Company owned interests in 219,000 gross, 160,000 net, undeveloped acres in its areas of interest. Effective January 21, 1999, the Company placed $26 million of proceeds from the sale of its Bonny Field assets in a like-kind-exchange escrow account with a qualified intermediary. Although the Company intends to close on qualifying properties pursuant to Internal Revenue Service requirements, there is no assurance it will be successful in doing so. If the Company is unable to close on qualifying properties, the proceeds will be taxable and Prima will attempt to invest the after tax proceeds of approximately $20 million in opportunities that meet its criteria.

- Exploration and prospect generation utilizing its own personnel and outside consultants to develop oil and natural gas prospects for drilling either solely by the Company or with partners on lease acreage acquired in Prima's core areas. The Company also acquires interests in exploratory or development projects through acquisition or farm-ins from third parties.


1998 ACTIVITY

DENVER BASIN

WATTENBERG AREA

          The Wattenberg Area is located approximately 30 miles northeast of Denver, Colorado and encompasses an area in excess of 1,000 square miles. Prima's leasehold position in the Wattenberg Area is 16,316 gross, 12,317 net, developed acres, with an additional 9,358 gross, 7,914 net, undeveloped acres. See "Developed and Undeveloped Acreage" below. The Company's drilling and production activities have been centered in a portion of the field where the primary productive reservoirs are the Codell and Niobrara formations with occasional production from the J-Sand, Parkman and Sussex formations. The Codell and Niobrara reservoirs blanket large areas of the field and have moderate porosity and low permeability. These two formations, therefore, require stimulation to establish economic production. Recoverable reserves in any individual well bore are controlled by reservoir quality, reservoir thickness, the gas-to-oil ratio, and fracture stimulation techniques. The Company has developed an extensive database of well information and production history. The 1998 production from Prima's Wattenberg Area properties accounted for approximately 62% of total oil and gas revenues, with natural gas production averaging 10,310 Mcf per day and oil production averaging 692 barrels per day net to Prima's interest.

          During 1998, the Company refractured 37 wells (35.4 net). The 37 refracs resulted in initial average production increases of 775%, with average initial daily production rates of 180 Mcf of natural gas and 10 barrels of crude oil per day per well. The Company estimates the average finding and development costs to develop these incremental reserves were approximately $5.00 per BOE. The 1998 program primarily targeted wells that were eligible for Section 29 tax credits of approximately $.65 per Mcf attributable to production through the year 2002. The Company elected not to drill any new wells in Wattenberg during 1998, due at least in part to the low product price environment.

          The Company intends to continue its development and exploitation activities in the Wattenberg Area, with the timing of the activities largely dependent on natural gas and oil prices. At December 31, 1998 the Company owned or controlled approximately 225 potential drill sites in the Wattenberg Area. A substantial number of these locations are in areas where the Company believes historical results of older producing wells have either been uneconomic or marginally economic. The Company's strategy includes drilling and completing selected wells in these areas over the next few years utilizing advanced drilling and completion techniques, improved marketing, and cost controls in an attempt to enhance the wells' economics and prove up additional acreage. There is no assurance that any of these locations will ultimately be drilled or that any wells drilled will ultimately prove to be commercially productive. At December 31, 1998 the Company had classified 16 undrilled locations in the Wattenberg Area as proved undeveloped reserves in its year end reserve report, which was down from 45 the prior year. This decrease was solely attributable to the utilization of the lower prices in effect at year end 1998, resulting in these locations no longer meeting the Company's economic criteria. Additionally, the Company included in its year end reserve report 112 wells with pay zones behind pipe as proved developed non-producing reserves. The Company expects its primary exploitation efforts will focus on restimulating its behind pipe reserves over the next few years. The Company's reserve report contemplates 67 well restimulations or recompletions and 6 new wells at Wattenberg during 1999, with an estimated capital expenditure of $5.7 million.

DENVER INTERNATIONAL AIRPORT (DIA)

          In the second quarter of 1997, Prima acquired a 12,760 gross and net acre oil and gas lease from the City and County of Denver covering a portion of its Denver International Airport property. The property is located approximately 20 miles northeast of downtown Denver. The lease contains a provision which requires that a well be drilled every 90 days to ultimately hold all the acreage, that each well hold a 640 acre leasehold interest and that the Federal Aviation Administration approve each drill site. During 1998, Prima drilled, completed and placed on production three wells at DIA in which the Company owns 100% working interest. The three productive wells targeted the "J" sands in the area at approximately 8,100 feet, which is typically developed on 160 acres per well. A re-entry of an older well was attempted in 1998, but was plugged and abandoned when caving problems threatened to stick the drill string. One well was deepened to the Dakota formation at approximately 8,350 feet in 1998, but was not productive from that zone. DIA represents approximately 5% of Prima's year end reserves on a BOE basis. The Company currently operates five gross and net wells in this area which hold 3,200 acres. During 1999, Prima intends to continue to evaluate, develop and earn additional acreage by drilling three wells which have been included in the 1998 reserve report as proved undeveloped locations. These wells are anticipated to be drilled during late spring and summer of 1999 at an anticipated total capital expenditure of $934,000. The ongoing development of DIA will be reviewed following these three wells.

BONNY FIELD

          In 1998, Prima's ownership in the Bonny Field located in Yuma County in eastern Colorado consisted of non-operated working interests ranging from 15.5% to 33.3% in 135 producing wells. The Company and its partners participated in the drilling of 21 new wells (4.6 net) in this field in 1998 with 19 (4.3 net) completed as producers and two (0.31 net) abandoned as dry holes. The wells produce from the Niobrara Formation at a depth of approximately 1,800 feet. Prima's leasehold position in the Bonny Field at year end was 4,771 gross, 787 net, developed acres, with an additional 11,482 gross, 1,857 net, undeveloped acres. For the year ended December 31, 1998, the Bonny Field accounted for approximately 11% of Prima's oil and gas revenues with production averaging approximately 864 Mcf of natural gas per day net to Prima's interest. The natural gas from this field continued to be sold at a $5.90 per MMBtu price in 1998 pursuant to a long term gas sales contract that provides for a 95% take-or-pay, and purchases beyond expiration of the primary term in May 2002. Approximately 6% of Prima's year end reserves on a BOE basis were attributable to the Bonny Field.

          Prima also owned a 15.5% interest in and served as managing venturer and operator of the gathering and compression entity for the field, Bonny Gathering Company. During 1998, Prima and the other non- managing owners completed a renovation and upgrade of this gathering system. Gathering, compression and dehydration facilities were replaced with new specially designed equipment in order to enhance deliverability, improve run times and facilitate ongoing development of the field. The renovation and upgrade cost approximately $715,000 to Prima's interest.

          On January 21, 1999, Prima closed on the sale of all of its interest in the Bonny Field acreage, wells, and gathering system for $26 million. Prima placed the proceeds from this sale in a like-kind exchange escrow account with a qualified intermediary with the intent of identifying and closing on certain qualifying properties pursuant to like-kind exchange provisions of Section 1031 of the Internal Revenue Code. Pursuant to these tax provisions, Prima must identify qualifying properties within 45 days and close within 180 days of the closing of the Bonny Field transaction. On March 5, 1999, the Company filed a listing of qualifying properties, which included oil and gas properties and other real estate properties, with the qualified intermediary. There is no assurance that the Company will be able to close on these qualifying properties pursuant to these requirements. In the event the Company is unable to close on qualifying properties pursuant to these requirements, the proceeds will be taxable. In that event, the Company intends to invest the after tax proceeds of approximately $20 million in opportunities that meet its criteria.

POWDER RIVER BASIN

CONVENTIONAL

          Prima currently operates 10 wells (9.24 net) in the Powder River Basin, an extensive basin which covers the Northeast quadrant of the State of Wyoming. The wells are all located in Campbell County, Wyoming. During 1998, Prima drilled three Muddy Formation wells in which the Company owns 100% working interests. The Company now operates six Muddy Formation wells that reached combined production rates of over 5,700 Mcf and 220 barrels per day in 1998 and were producing 4,523 Mcf and 108 barrels per day at March 6, 1999. The Company also operates four Turner Formation wells, which produce from a depth of approximately 10,000 feet.

          These wells provide the Company with offset development locations which the Company intends to develop in the future. The timing of this development and number of wells drilled will depend upon crude oil and natural gas prices, drilling commitments due to contractual obligations, lease expirations, and results of each offsetting well. The Company included four locations in its 1998 reserve report as proved undeveloped locations requiring an anticipated capital expenditure of $3,320,000 to drill and complete.

          The Company has identified several additional leads and prospects in conventional plays in this basin on which future drilling activity is being evaluated. Oil and gas sales from the area have grown significantly in 1998 and were approximately 19% of Prima's total oil and gas sales for December 1998. The oil and natural gas revenues from this area represented approximately 10% of Prima's total oil and gas sales for 1998, and 21% of year end reserves on a BOE basis. Prima's leasehold position in the Powder River Basin at December 31, 1998 was 944 gross, 809 net, developed acres, with an additional 139,738 gross, 133,789 net, undeveloped acres.

COAL SEAM

          The Company estimates that approximately 100,000 gross and net acres of its Powder River Basin undeveloped acreage is prospective in a burgeoning shallow gas coal seam play. The Wyodak coal seam located at depths of 250 to 1,500 feet in the basin is starting to be developed by several producers. According to the Wyoming Oil & Gas Commission, there were 517 coalbed methane wells producing 80.6 MMcf per day as of November 13, 1998. During 1998, Prima drilled three coal seam wells to begin evaluating its acreage. Prima is encouraged by the results from these wells. Individual wells in this play are expected to cost approximately $75,000. Reserves per well can vary considerably but various industry publications typically estimate average reserves per well at approximately 350 MMcf of natural gas. The Company cautions that its results may vary considerably depending on the location of its acreage, results of drilling, thickness of coal, completion and production methods, and other factors.

          Pipeline capacity out of the Powder River Basin is currently constrained. Two significant pipeline entities have publicly announced plans to build 24 inch pipelines out of this area by the fall or early winter of 1999. The pipelines are planned to have a capacity of 400,000 to 450,000 Mcf per day each, for a total of 800,000 to 900,000 Mcf per day. The Bureau of Land Management has placed a moratorium on new well permits on Federal land, pending completion of an Environmental Impact Study ("EIS") covering a significant area of the prospective play. The EIS addresses key issues including, but not limited to, water disposal from the coal seams and air quality as a result of compression requirements. The EIS is anticipated to be completed by the summer of 1999. Depending on the eventual expanse of the play, additional EIS studies may need to occur. Exploration and development of fee land was also slowed in 1998 due to litigation involving the ownership of natural gas within the coal seams underlying fee lands. Pursuant to federal legislation enacted in November 1998, Prima believes it has a valid leasehold interest in its fee acreage, which represents approximately 12% of its total coalbed methane acreage. Approximately 78% of Prima's prospective acreage in this play is Federal acreage and 10% is state acreage which is not subject to this dispute.

          The Company intends to monitor this play closely, continuing to evaluate its acreage and formulate drilling plans, pending completion of the pipeline projects and the EIS. This play is anticipated to become a significant area of operations for Prima in the future.

WIND RIVER BASIN

          Prima entered the Wind River Basin in 1987 when it participated in the drilling and completion of two gas wells in the Frontier formation at depths of approximately 2,700 feet. The Company currently owns between 6.0% and 24% working interests in 19 gross (1.6 net) producing wells in this basin located in central Wyoming. Prima operates one producing well in this basin, and has non-operated working interests in the remainder of the wells. Production to Prima's interest in this basin is currently located in the Cave Gulch Unit, and surrounding area, near Waltman, Wyoming. In 1994, Prima contributed approximately 27 net acres to the formation of the Cave Gulch Unit ("Unit"), a 440 acre federal unit. Prima owns a 6% non-operated working interest in 13 wells within the Unit. The Unit was formed to target a thick section of lenticular sandstones in the Fort Union and Lance formations of Tertiary and Upper Cretaceous age. More recent drilling activity in the area, beginning in 1997, has targeted the Frontier, Muddy and Lakota formations at depths of approximately 17,000 to 19,000 feet.

          During the first quarter of 1998, Prima completed the NW Cave Gulch 25-43 in the lower Lance Formation. The Company operates this well in which it owns a 24% working interest. The well was producing at rates of 3,200 Mcf and 20 barrels per day when a bridge plug was set and additional uphole pay completed. The well was producing at rates of approximately 2,100 Mcf and 30 barrels per day from the newly completed zones at year end 1998. Eventually, the Company intends to remove the bridge plug and commingle the production. In the fourth quarter of 1998, Prima also participated for a 6% non-operated working interest in the Cave Gulch Unit #17, a well drilled to a depth of 4,575 feet to test Fort Union sand stringers. The well was producing approximately 4,750 Mcf per day in January of 1999, and the Company believes the well sets up 3 to 5 offsetting drillsites. Also in the fourth quarter of 1998, Prima participated for its 15% non-operated share of a Lance Formation well, the East Cave Gulch #2-29, which was drilled, completed and pending first sales as of February 1999. The Company also participated for a 6% interest in the Cave Gulch Unit #12 which was recently drilled and is currently undergoing completion operations.

          During 1998, Prima also participated for its 4.5% non-operated working interest share of a well located one half mile north of the Unit, the Cave Gulch Federal #1-29 LAK. The well was scheduled to test the Frontier, Muddy and Lakota formations to a depth of approximately 19,000 feet. This well experienced a strong pressure kick in February of 1998 upon drilling two feet into the Muddy Formation at a depth of 18,175 feet, which necessitated an immediate connection to an emergency sales line. The well produced between 25 and 45 million cubic feet of gas per day at initial flowing tubing pressures of 10,800 pounds per square inch and then declining to 8,800 pounds per square inch when the well blew out on August 13, 1998. Shortly thereafter, the operator diverted an offsetting well that had recently spud, the Cave Gulch Federal #4- 19 LAK, to intercept the #1-29 LAK wellbore and kill the blow out. The #1-29 LAK bridged off naturally, but a cement plug was still set when the #4-19 LAK intercepted the well bore. A rig was on location as of March 11, 1999 in an attempt to salvage the #1-29 LAK. If the well cannot be salvaged, current plans are to drill a replacement well. Prima owned an 11.2% interest in the Cave Gulch #4-19 LAK at the time it was taken over and diverted as a kill well for the #1-29 LAK. Insurance purchased by the operator prior to drilling the #1-29 LAK, and participated in by Prima, allows for coverage of well control costs and a replacement well. The Company has been informed that the blowout insurance will cover equipment damages, relief well, and salvage of the #1-29 LAK if necessary, up to a combined $25 million. If the salvage operations on the #1-29 LAK are not successful and a replacement well is necessary, the total costs would probably exceed the insurance proceeds.

          The Company has a 1.25% working interest and a .94% overriding royalty interest in the Cave Gulch Federal 3-29 Deep in the Muddy Formation and a 1.16% working interest and a .96% overriding royalty interest in the Frontier and Lakota formations. The 3-29 Deep was originally drilled in 1998 as a Madison, Tensleep test but was not commercially productive in these formations. Prima did not participate in the drilling and testing of these formations. When the #1-29 LAK blew out in the Muddy Formation, the Wyoming Oil and Gas Conservation Commission allowed the 3-29 Deep to be completed in the Muddy Formation for safety reasons and in order to prevent waste. Ultimately, a voluntary production unit was formed for production from the 3-29 Deep. The Unit as formed will allow a set amount of gas production from each of the Muddy, Frontier and Lakota formations. The well will be tested in the Lakota and Frontier formations once the agreed upon amount of gas has been produced from the Muddy Formation.

          The Company has been AFE'd for a 7% working interest in the 28-1 Federal, a 19,000 foot Muddy Formation test. This well is located 1/2 mile east of the #1-29 LAK. The location was being prepared for drilling as of March 11, 1999. Net costs to Prima to drill and complete this well are estimated to be $750,000.

          Prima's leasehold position in the Wind River Basin is approximately 840 gross, 108 net, developed acres, with an additional 32,501 gross, 22,661 net, undeveloped acres at December 31, 1998. Average daily production from this area net to Prima's share in 1998 was approximately 4,307 Mcf and 16 barrels per day. The oil and natural gas revenues approximated 17% of Prima's total oil and gas sales for the year. This area represents about 9% of Prima's year end reserves on a BOE basis. After considering geological, engineering and marketing risks, Prima intends to continue its participation in development of this area on a well-by-well basis as it steps out from existing production.

OTHER ACTIVITY

          Prima owns 71,041 gross, 28,388 net, undeveloped lease acres in the Greater Green River Basin located in west central Wyoming. During 1997 and 1998, the Company supported, through acreage options, the drilling of two 14,000 exploratory test wells in an area where Prima owns 59,000 gross, 21,800, net acres. Prima did not own an interest in the initial exploratory wells. At year end, operations on these two wells had been suspended. Prima intends to monitor activity in this area but has no plans to drill wells in this area during 1999.

          In 1998, Prima participated in an 18,500 foot exploration project located in Kern County, California. Prima paid approximately $450,000 for its 6.25% working interest share in the project including a prospect fee, acreage costs and the estimated dry hole costs on the initial exploratory well. During the drilling of the initial exploratory well, the other working interest owners elected to sidetrack the well at a considerable additional cost. Prima elected to go "non-consent" (not to participate) in this change of operations pursuant to its interpretation of the exploration and operating agreements. A dispute has arisen over Prima's right to make this election. According to published reports, the well blew out and ignited in late November 1998. Similar reports indicate the well continues to blow out uncontrolled. A relief well is underway and will be used to attempt to kill the well, which is reported to be totally lost. Prima is currently seeking to resolve its ownership interest in this project.

PRODUCTION

          The Company's net natural gas production averaged 17,742 Mcf per day for the year ended December 31, 1998 compared to 14,641 Mcf per day for the year ended December 31, 1997 and 12,694 Mcf per day during the year ended December 31, 1996. Net oil production averaged 784 barrels per day for the year ended December 31, 1998 compared to 699 barrels per day during the year ended December 31, 1997 and 637 barrels per day during the year ended December 31, 1996. The following table summarizes information with respect to the Company's producing oil and gas properties for each of these periods.

                                                                     Year Ended December 31,
                                                       --------------------------------------------------
                                                           1998                1997              1996
                                                       -------------       ------------      ------------
Quantities Sold:
  Natural gas (Mcf) ..............................         6,476,000         5,344,000         4,646,000
  Oil (barrels) ..................................           286,000           255,000           233,000
Average Sales Price:
  Natural gas (per Mcf) ..........................          $   2.00          $   2.39          $   2.11
  Oil (per barrel) ...............................          $  12.71          $  19.90          $  20.84
Average production (lifting)
  costs per equivalent barrel (1) ................          $   2.43          $   2.68          $   2.47

-------------------
(1) Natural gas production has been converted to a common unit of production (barrel of oil) on the basis of relative energy content (six Mcf of natural gas to one barrel of oil).


RESERVES

          The table below sets forth the Company's estimated quantities of proved reserves, all of which are located in the continental United States, and the present value of estimated future net cash flows from these reserves on a non-escalated basis. The quantities and values are based on prices in effect at year end (averaging $10.31 per barrel of oil and $2.13 per Mcf of natural gas at December 31, 1998 compared to $17.08 per barrel of oil and $2.40 per Mcf of natural gas at December 31, 1997). The future net cash flows were discounted by ten percent per year as of the end of each of the last three fiscal periods. The ten percent discount factor is specified by the Securities and Exchange Commission and is not necessarily the most appropriate discount rate. Present value, no matter what rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For further information concerning the reserves and the discounted future net cash flows from these reserves, see Note 12 of the Notes to Consolidated Financial Statements.

                                                                       December 31,
                                                     ---------------------------------------------
                                                          1998            1997            1996
                                                     -------------    ------------    ------------
Estimated proved natural gas reserves (Mcf) ......      71,207,000      63,490,000      52,112,000
Estimated proved oil reserves (barrels) ..........       2,826,000       3,358,000       3,037,000
Present value of estimated future net cash
  flows (before future income tax expense) .......     $65,318,000     $75,540,000     $91,446,000
Standardized measure of discounted
  future net cash flows ..........................     $51,426,000     $58,149,000     $68,965,000

          There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above table represents estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced. There has been no major discovery or other event that is believed to have caused a significant upward or downward change in estimated proved reserves subsequent to December 31, 1998. The Company sold its interests in the wells at the Bonny Field in January 1999. These wells represented approximately 6% of Prima's year end reserves on a BOE basis. Oil and natural gas prices have historically been volatile and are expected to continue to be so in the future. Changes in product prices affect the present value of estimated future net cash flows and the standardized measure of discounted future net cash flows.

          Since January 1, 1998, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

PRODUCTIVE WELLS

          The following table summarizes total gross and net productive wells for the Company at December 31, 1998.

                                             Productive Wells
                                   -----------------------------------------
                                          Oil                Gas
                                   ----------------- -----------------------
                                   Gross(1)   Net(2) Gross(1)(3)   Net(2)(3)
                                   --------  ------- -----------  ----------
            Operated:
              Colorado .........       8       7.1       356        287.4
              Wyoming ..........       0       0.0        11          9.4
            Non-operated:
              Colorado .........       1       0.2       166         32.6
              Oklahoma .........       3       0.2         2          0.1
              Wyoming ..........       0       0.0        19          1.5
                                     ---       ---      -----       -----

               Total (3) .......      12       7.5       554        331.0
                                     ---       ---      -----       -----
                                     ---       ---      -----       -----

          Additionally, the Company has a royalty interest in 141 of the gross wells reported above in which it owns a working interest. Also, the Company has royalty interests in an additional 60 gross wells which are not included in the above table.

--------------------

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

(3) Included in these totals are 135 gross, 23.4 net, non-operated wells located at the Bonny Field, Yuma County, Colorado, which were sold by the Company in January 1999.

(4) Wells are classified as oil wells or gas wells according to their predominate production stream. The totals include 190 dual or triple completions. Multiple completions are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

          At December 31, 1998, the Company held leased acreage as set forth below:

                                 Developed Acreage  (1)          Undeveloped Acreage  (2)
                               --------------------------    --------------------------------
           Location            Gross (3)(5)  Net (4)(5)      Gross (3)(5)          Net (4)(5)
           --------            ------------ -------------    ------------        ------------
           Colorado ......      21,887         13,904            32,480             21,411
           Montana .......           0              0            25,514             25,514
           Oklahoma ......       1,495             57                 0                  0
           Texas .........           0              0             9,165              8,368
           Utah ..........         320             66             1,857                598
           Wyoming .......       1,783            917           218,892            160,450
                               -------        -------           -------            -------

           Total .........      25,485         14,944           287,908            216,341
                               -------        -------           -------            -------
                               -------        -------           -------            -------

--------------------
(1)       Developed acres are acres spaced or assigned to productive wells.

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

(5) Included in these totals are 4,771 gross, 787 net, developed acreage and 11,482 gross, 1,857 net, undeveloped acreage located at the Bonny Field, which the Company sold in January 1999.

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

                                                       Acres Expiring
                                                    --------------------
                                                      Gross        Net
                                                    ---------  ---------
          Twelve Months Ending:
            December 31, 1999 ...............         18,912      14,049
            December 31, 2000 ...............         10,545       8,437
            December 31, 2001 ...............          7,738       6,718
            December 31, 2002 ...............          3,025       2,611
            December 31, 2003 ...............          9,652       6,775
            December 31, 2004 and later .....        198,001     152,872

DRILLING ACTIVITIES

          Certain information with regard to the Company's drilling activities for the years ended December 31, 1998, 1997 and 1996 is set forth below:

                                  1998               1997           1996
                           ------------------  --------------- ----------------
                            Gross       Net     Gross     Net   Gross     Net
                           --------  --------  -------  ------ -------   ------
Development:
  Productive ............     30        10.52     46     33.74     34     20.03
  Dry ...................      2         0.31      0      0.00      0      0.00
                           --------  --------  -------  ------ -------   ------
                              32        10.83     46     33.74     34     20.03
                           --------  --------  -------  ------ -------   ------
                           --------  --------  -------  ------ -------   ------
Exploratory:
  Productive ............      4         3.05      0      0.00      0      0.00
  Dry ...................      2         1.06      4      2.70      2      1.00
                           --------  --------  -------  ------ -------   ------
                               6         4.11      4      2.70      2      1.00
                           --------  --------  -------  ------ -------   ------
                           --------  --------  -------  ------ -------   ------
Total
  Productive ............     34        13.57     46     33.74     34     20.03
  Dry ...................      4         1.37      4      2.70      2      1.00
                           --------  --------  -------  ------ -------   ------

                              38        14.94     50     36.44     36     21.03
                           --------  --------  -------  ------ -------   ------
                           --------  --------  -------  ------ -------   ------

          Since December 31, 1998, the Company has participated in the drilling of two additional wells, both non-operated wells in the Cave Gulch area of the Wind River Basin. One of the wells began producing in February 1999 and the other was waiting on completion as of February 28, 1999.

OIL AND GAS MARKETING AND TRADING

          The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and gas trading activities that consist of the purchase and resale of natural gas. Financial instruments are used from time to time to hedge the price of a portion of the Company's production, as well as purchases for resale.

          Total revenues from the sales of natural gas and oil produced by the Company were $16,612,000 or 55% of consolidated revenues, for the year ended December 31, 1998. During 1998, one purchaser, Duke Energy Field Services, Inc., accounted for 19% of the Company's total consolidated revenues. This purchaser is not affiliated with Prima. Although the loss of this customer could have a material adverse effect on the Company, the Company believes it would be able to locate alternate customers in the event of the loss of this purchaser.

          The Company has entered into a number of gas sales agreements with respect to the sale of gas from its producing wells. These contracts vary with respect to their specific provisions, including price, quantity and length of contract. The Company's oil production is sold under contracts at prices which are based upon posted prices. For the year ended December 31, 1998, all of the Company's production from the Bonny Field, which accounted for approximately 5% of the Company's total natural gas production, was committed to a gas sales contract that had a fixed price ($5.90 per MMBtu). On January 21, 1999, the Company closed on the sale of its Bonny properties. See discussion under 1998 Activity--Bonny Field, located on page 6. At December 31, 1998, none of the Company's remaining production had been sold under a fixed price contract or under a contract that required the Company to deliver any specified amount of production.

          In December 1997, Prima agreed to terminate its long-term, fixed-price with annual escalation contract to supply natural gas to Colorado Power Partnership (CPP), effective October 31, 1998, for $3,850,000, and other consideration. The payment and closing was scheduled for, and completed in January 1998. Prima's participating supply partner, KN Gas Marketing, Inc., also terminated its obligation to supply CPP. Initial sales to CPP began in the fall of 1990 and the contract was to expire in the year 2005. As part of the termination agreement, Prima agreed to supply gas to CPP from January 1, through March 31, 1998 at $2.72 per MMBtu and from April 1, through October 31, 1998 at a spot related index price. Thereafter, Prima agreed to supply CPP 2,000 MMBtu per day from November 1, 1998 through March 31, 1999 for $2.315 per MMBtu. Prima's substantial dedication of gas reserves in the Wattenberg Area in northeast Colorado for the long-term contract was released effective October 31, 1998.

          To hedge its natural gas and crude oil production and purchases for resale, the Company from time to time uses futures and energy swaps. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. As a result of its trading activities, the Company may also from time to time have open purchase or sale commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company attempts to control its exposure to these risks by monitoring its positions as it deems appropriate. All hedges or open positions are reviewed by the Chief Executive Officer before they are committed to, and significant positions are reviewed by the Company's Board of Directors. With the exception of the sale to CPP through March 31, 1999 discussed above, the Company had no open trading positions to purchase or deliver natural gas at December 31, 1998.

          The Company hedged a portion of its expected natural gas production in its key area of production, the Rocky Mountain Region, by entering into a one year commodity swap agreement covering 200,000 MMBtu per month beginning March 1, 1998 and ending February 28, 1999 at a fixed price of $1.855 per MMBtu. At December 31, 1998, the Company had an unrealized loss of $42,000 on the remaining open months of January, and February 1999. As of this writing, the hedge has expired and the Company realized a $70,000 gain. The Company also hedged 100,000 MMBtu per month from April 1, 1998 through October 31, 1998 at a price of $1.5675 using a seven month commodity swap. This swap was entered into to protect the Company should prices decrease in months other than winter. This off season swap resulted in a hedging loss of $107,000.

          During the year ended December 31, 1998, revenues from trading activities were $3,956,000 representing 13% of the Company's consolidated revenues. Trading revenues decreased 75% over 1997 trading revenues of $15,999,000. The decreased trading revenues were attributable to the previously announced termination of the gas supply contract to a co-generation facility and to certain other buy-for- resale contracts which terminated in the fall of 1997 and were not renewed.

OILFIELD SERVICES

          The Company's oilfield service business is conducted under the name of Action Oilfield Services, Inc. ("AOS"), a wholly owned subsidiary. At December 31, 1998, AOS owned seven completion rigs, two swab rigs, ten tractor trailer rigs used for water hauling, and oilfield rental equipment including pumps, tanks, work strings, and blow-out preventors. AOS's historical activities have concentrated in the Wattenberg Area. AOS provides services on wells owned and operated by Prima and for third parties. During 1998, 21% of AOS's revenues were from activities performed on wells owned by Prima. The Company's share of fees paid to AOS on Company owned properties and the costs associated with providing these services are eliminated in the consolidated financial statements. Although drilling activity in the Wattenberg Area slowed significantly in 1998, an increased level of well re-works and recompletions resulted in strong utilization of equipment. Revenues recorded by AOS from third parties during the year ended December 31, 1998 were $4,148,000 or 14% of consolidated revenues. This was a $934,000 or 29% increase over 1997 levels. On March 5, 1999, Action Energy Services ("AES") , a newly formed subsidiary of Prima Oil & Gas Company, purchased the assets of Star Drilling Company located in Sheridan, Wyoming for $460,000. This acquisition included two drilling rigs, three water trucks and other ancillary service equipment. AES intends to offer drilling, completion and construction services to Prima and others in the Gillette, Wyoming area.

MANAGEMENT AND OPERATOR SERVICES

          The Company provides management and operator services for approximately 375 wells which the Company operates pursuant to industry standard operating agreements with other working interest owners in the wells. The Company also served as managing venturer and operator of Bonny Gathering Company in 1998, a joint venture formed to construct and operate a natural gas gathering and pipeline facility in the Bonny Field in eastern Colorado. As mentioned earlier in this document, the gathering system was sold in January 1999. Prima has agreed to provide transitional operating and management services through March 31, 1999, at which time it will no longer operate and manage the Bonny Field system. Revenues attributable to management and operator services provided to third parties were $1,044,000 for the year ended December 31, 1998, including $405,600 attributable to Bonny Gathering Company, which was 3% of consolidated revenues.

PHYSICAL PROPERTIES

          The Company owns 160 acres of land in Weld County, Colorado near LaSalle, Colorado. A shop, office building and yard facilities located on the land are used for the Company's field and oilfield service operations. Net book value of the land and buildings at December 31, 1998 was $234,000. The service company and field operations own related equipment, including completion rigs, swab rigs, tractor trailer rigs used for water hauling, oilfield rental equipment and various oil field vehicles with a net book value of $2,194,000 at December 31, 1998.

          During 1998, the Company owned a 15.5% interest in Bonny Gathering Company, a joint venture which owned and operated a gas gathering and pipeline system located in Yuma County, Colorado. The assets were sold in January 1999. The book value of this joint venture interest was $329,000 at December 31, 1998. The facility consisted of over 80 miles of gas gathering lines, 26 miles of main trunk line, an office and shop building, and related compression and dehydration facilities.

          The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. The book value of this partnership interest was $257,000 at December 31, 1998.

          The Company leases its Denver office space at an annual rate of approximately $130,000 per year. Such offices consist of 11,717 square feet and the lease continues until November 30, 2000. The Company owns office furniture and equipment with a net book value at December 31, 1998 of $233,000.

EMPLOYEES AND OFFICES

          As of December 31, 1998, the Company had 88 full-time employees, including 25 in its Denver office and 63 field employees. Action Oilfield Services employed 47 of the field employees and 16 were employed in Prima's field production, pumping and gas gathering activities. The Company believes its relations with its employees are good. The Company's principal executive offices are located at 1801 Broadway, Suite 500, Denver, Colorado 80202.

ITEM 3.          LEGAL PROCEEDINGS

          The Company is engaged from time to time in legal proceedings in the normal course of its daily business. At December 31, 1998, Prima was not a party to any legal proceedings which it believed would have a material impact on the Company.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                         -----------------------------

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

          VOLATILITY OF OIL AND NATURAL GAS PRICES. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. During 1998, lower oil and natural gas prices adversely impacted revenues, earnings and cash flows. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

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

          RISKS OF OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION. The search for oil and natural gas often results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, do not produce oil or natural gas in sufficient quantities to return a profit on the costs incurred. No assurance can be given that any oil or natural gas reserves located by the Company in the future will be commercially productive. In addition, the cost of drilling, completing and operating wells is often uncertain, and drilling may be delayed or canceled as a result of many factors, including unacceptably low oil and natural gas prices, availability of drilling rigs, oil and natural gas property title problems, government regulation, inclement weather conditions and financial instability of well operators and working interest owners. Furthermore, the availability of a ready market for the Company's oil and natural gas depends on numerous factors beyond its control, including demand for and supply of oil and natural gas, general economic conditions, proximity of natural gas reserves to pipelines, availability and terms for pipeline space, weather conditions and government regulation.

          NEED TO REPLACE RESERVES. As is customary in the oil and gas exploration and production industry, the Company's future success depends upon its ability to continue to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves that it produces through successful development, exploration or acquisition, the Company's proved reserves will decline. Further, approximately 64% of the Company's proved reserves at December 31, 1998, were located in the Wattenberg Area of the Denver Basin, where wells are characterized by relatively rapid decline rates. Additionally, approximately 26% of the Company's total proved reserves at December 31, 1998, were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling and/or recompletion operations. There can be no assurance that the Company will continue to be successful in its effort to develop or replace its proved reserves.

          HEDGING ACTIVITIES. Part of the Company's business strategy is to periodically use both commodity futures contracts and price swaps to hedge the impact of the volatility of oil and natural gas prices on a portion of its production and gas marketing activities. In certain circumstances, significant reductions in production, due to unforeseen events, could require the Company to make payments under the hedge agreements even though such payments are not offset by production. To reduce this risk, the Company strives to keep a percentage of its production unhedged. Hedging will also prevent the Company from receiving the full advantage of increases in oil or natural gas prices above the amount specified in the hedge agreement. Based upon average daily production during 1998, the Company's hedge agreements covered approximately 0% and 44% of the Company's daily average oil and natural gas production, respectively.

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

          YEAR 2000 ISSUE. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has not yet determined the potential adverse effect that Year 2000 risks may have on its financial condition, liquidity or results of operations. The Company's program is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues and, in particular, about Year 2000 compliance and readiness of its third party vendors and associates. The Company believes that, with the modification of its business systems and completion of its assessment program as scheduled, the possibility of significant interruptions of normal operations should be reduced. The cost of Year 2000 compliance has not been specifically tracked but is not anticipated to be material to the Company's financial position or results of operations in any given year.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          (a) PRINCIPAL MARKET OR MARKETS. Prima's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PENG." The following table sets forth the Nasdaq high and low sales prices for Prima's common stock for each quarterly period during the Company's years ended December 31, 1998 and 1997. These prices have been restated to reflect the effect of the three for two split of Prima's common stock on March 4, 1997.


              Year Ended December 31, 1998                HIGH           LOW
              ----------------------------            -----------    -----------
    Quarter Ended March 31, 1998 ...................  $    20.000    $    17.000
    Quarter Ended June 30, 1998 ....................       19.500         16.750
    Quarter Ended September 30, 1998 ...............       19.500         13.500
    Quarter Ended December 31, 1998 ................       18.500         12.250

              Year Ended December 31, 1997
              ----------------------------

    Quarter Ended March 31, 1997 ...................  $    18.000    $    13.000
    Quarter Ended June 30, 1997 ....................       17.625         13.000
    Quarter Ended September 30, 1997 ...............       24.750         15.625
    Quarter Ended December 31, 1997 ................       25.500         17.000

          On March 11, 1999 the closing sale price for the Company's common stock was $15.00 per share.

          The above quotations are from sources believed to be reliable. They do not include any retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of Prima's common stock at March 11, 1999 was 1,166.

          (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by Prima's Board of Directors. The Board declared a special dividend of $0.17 per common share payable to stockholders of record as of the close of business August 26, 1996. The dividend was paid August 30, 1996. No dividends were declared or paid in 1998 or 1997. Future dividends, if any, will be evaluated based among other things, on operating results and financial condition of the Company at the time.

ITEM 6.   SELECTED FINANCIAL DATA

      The following table sets forth a summary of selected consolidated financial data. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto.

                                                             Year Ended December 31,
                                          --------------------------------------------------------
                                            1998        1997        1996        1995       1994
                                          --------    --------    --------    --------   ---------
                                                      (in thousands, except per share data)
Income Statement Data:
Revenues:
 Oil and gas sales ...................     $16,612     $17,840     $14,657     $11,502     $11,558
 Trading revenues ....................       3,956      15,999      10,001       4,604       3,790
 Oilfield services ...................       4,148       3,214       2,269       1,487       2,102
 Management and operator fees ........       1,044       1,035       1,003       1,084       1,014
 Interest and dividend income ........         469         546         411         154         143
 Other ...............................       3,863         216         280         217       1,477
                                          --------    --------    --------    --------   ---------

                                            30,092      38,850      28,621      19,048      20,084
                                          --------    --------    --------    --------   ---------
Expenses:
 Depreciation, depletion
  and amortization ...................       6,876       5,432       4,544       4,372       4,313
 Lease operating expense .............       2,041       1,720       1,511       1,432       1,512
 Ad valorem and production taxes .....       1,272       1,355         981         736         863
 Cost of trading .....................       3,936      15,323       9,060       3,613       3,334
 Cost of oilfield services ...........       2,701       2,368       1,759       1,170       1,334
 General and administrative ..........       2,141       1,915       1,812       1,863       1,925
                                          --------    --------    --------    --------   ---------
                                            18,967      28,113      19,667      13,186      13,281
                                          --------    --------    --------    --------   ---------
Income before income taxes ...........      11,125      10,737       8,954       5,862       6,803
Provision for income taxes ...........       3,060       2,635       2,285       1,370       1,572
                                          --------    --------    --------    --------   ---------

Net Income ...........................     $ 8,065     $ 8,102     $ 6,669     $ 4,492     $ 5,231
                                          --------    --------    --------    --------   ---------
                                          --------    --------    --------    --------   ---------

Basic Net Income per Share ...........     $  1.40     $  1.40     $  1.15     $  0.77     $  0.90
                                          --------    --------    --------    --------   ---------
                                          --------    --------    --------    --------   ---------

Diluted Net Income per Share .........     $  1.37     $  1.37     $  1.14     $  0.77     $  0.90
                                          --------    --------    --------    --------   ---------
                                          --------    --------    --------    --------   ---------

Cash Dividends per Share .............     $  0.00     $  0.00     $  0.17     $  0.00     $  0.00
                                          --------    --------    --------    --------   ---------
                                          --------    --------    --------    --------   ---------

Balance Sheet Data (at end of period):
Total assets .........................     $66,866     $57,921     $48,006     $38,565     $35,716
Net property and equipment ...........      55,607      43,181      32,325      29,118      28,177
Long-term debt .......................         120         240           0           0       1,000
Stockholders' equity .................      51,308      43,214      35,273      29,916      25,353
Working capital ......................       5,467       7,952       7,863       4,292         848


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          This Item 7 contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices and estimates of future net cash flows attributable to proved reserves and other such matters. The words "anticipates," "believes," "expects" or "estimates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 16.

          The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three year period ended December 31, 1998. The Consolidated Financial Statements and notes thereto should be referred to in conjunction with this discussion.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities totaled $16,789,000 for the year ended December 31, 1998, compared to $14,685,000 for the year ended December 31, 1997 and $12,156,000 for the year ended December 31, 1996. Net working capital at December 31, 1998 was $5,467,000 as compared to $7,952,000 at December 31, 1997. Current assets were $10,673,000 at December 31, 1998 compared to $14,256,000 at December 31, 1997. Current liabilities were $5,206,000 at December 31, 1998 compared to $6,304,000 at December 31, 1997.
The Company had proceeds from the sales of oil and gas properties and other equipment and sales of securities of $158,000 in 1998.

          The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn. On January 21, 1999, Prima closed on the sale of all of its interest in the Bonny Field acreage, wells, and gathering system for $26 million. Prima placed the proceeds from this sale in a like-kind exchange escrow account with a qualified intermediary with the intent of identifying and closing on certain qualifying properties pursuant to like-kind exchange provisions of Section 1031 of the Internal Revenue Code. These qualifying properties include oil and gas properties and other real estate properties. In the event the Company is unable to close on qualifying properties pursuant to these requirements, the proceeds will be taxable. In that event, the Company intends to invest the after tax proceeds of approximately $20 million in opportunities that meet its criteria.

          The Company invested $18,147,000 in additions to oil and gas properties during the year ended December 31, 1998, compared to $15,250,000 during the year ended December 31, 1997 and $7,942,000 during the year ended December 31, 1996. During 1998, $11,502,000 was paid for the Company's share of development well costs and recompletions, $1,082,000 for exploratory costs, $5,169,000 for acquisitions of unproved properties and $394,000 for purchases of proved properties. Other uses of funds in 1998 included $1,275,000 for purchases of oilfield service equipment and facilities and office equipment, $540,000 for purchases of marketable securities and $10,000 for treasury stock purchases.

          The standardized measure of discounted future net cash flows of the Company's proved oil and natural gas reserves decreased to $51,426,000 at December 31, 1998 as compared to $58,149,000 at December 31, 1997 and $68,965,000 at December 31, 1996. Estimated future net cash flows from proved oil and natural gas reserves decreased to $115,801,000 at December 31, 1998 compared to $136,391,000 at December 31, 1997 and $176,437,000 at December 31, 1996. Oil reserve volumes at December 31, 1998 decreased 16% and natural gas reserve volumes increased 12% compared to December 31, 1997. On a barrel of oil equivalent basis, 1998 reserves increased 5% to 14,694,000 BOE. The weighted average natural gas price received at December 31, 1998 on Company production was $2.13 per Mcf, a decrease of $0.27 per Mcf compared to December 31, 1997. The year end weighted average oil price was $10.31 per barrel, a decrease of $6.77 per barrel compared to December 31, 1997.

          At December 31, 1998, the Company estimates that capital expenditures of $20,341,000 will be required to develop the Company's proved undeveloped and proved developed non-producing reserves over the next several years. Approximately $12,304,000, net of future development costs, of the estimated future net cash flows of the Company's proved oil and gas reserves at December 31, 1998 were proved undeveloped reserves.

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

          Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. During 1998, lower oil and natural gas prices adversely impacted revenues, earnings and cash flows. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

YEAR 2000 ISSUE

          The Year 2000 Issue is the result of computer applications being written using two digits rather than four to define the applicable year. As the year 2000 approaches, such applications may be unable to accurately process certain date-based information. The Company believes it has identified the significant internal computer applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test compliance. Modification and compliance is proceeding as scheduled and the Company expects that the modifications should be completed by June 30, 1999. At that time, the Company's internal computer applications are expected to be Year 2000 compliant.

          An assessment of the readiness of third parties with whom the Company does business, such as customers and vendors, is ongoing. Third parties with whom the Company has material relationships have been contacted regarding their Year 2000 issues and responses are being monitored to determine the potential effect on Prima. The Company's operations would be impacted by various third parties abilities to be Year 2000 compliant.

          The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has not yet determined the potential adverse effect that Year 2000 risks may have on its financial condition, liquidity or results of operations. The Company's program is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues and, in particular, about Year 2000 compliance and readiness of its third party vendors and associates. The Company believes that, with the modification of its business systems and completion of its assessment program as scheduled, the possibility of significant interruptions of normal operations should be reduced. The cost of Year 2000 compliance has not been specifically tracked but is not anticipated to be material to the Company's financial position or results of operations in any given year.

          To mitigate Year 2000 compliance issues at year end, the Company will back up all internal computer data to ensure the ability to restore that information. The Company will have hard copies of all important internal computer information and hard copies of the detail of any assets held by third parties such as banks and investment brokers. If the Company is unable to produce its wells or transport or sell its production due to Year 2000 compliance issues, wells will be shut-in until normal operations can be resumed.

NEW ACCOUNTING PRONOUNCEMENTS

           The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires that changes in equity during a reporting period, except transactions with owners in their capacity as owners (for example, the issuance of common stock and dividends paid on common stock) and transactions reported as direct adjustments to capital deficit or retained earnings, be reported as a component of comprehensive income. Comprehensive income is required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Statements of comprehensive income for the years ended December 31, 1998, 1997 and 1996 are included in the accompanying financial statements.

          The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective January 1, 1998. SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that the financial information be reported on the basis that it used internally for evaluating segment performance. The Company's adoption of SFAS 131 in 1998 had no impact on its consolidated financial position, results of operations or cash flows.

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

RESULTS OF OPERATIONS

1998 VS 1997

          For the year ended December 31, 1998, the Company earned net income of $8,065,000, or $1.37 per diluted share, on revenues of $30,092,000, compared to net income of $8,102,000, or $1.37 per diluted share, on revenues of $38,850,000 for the year ended December 31, 1997. Operating expenses were $18,967,000 for 1998 compared to $28,113,000 for 1997. Revenues decreased $8,758,000 or 23%, expenses decreased $9,146,000 or 33% and net income decreased $37,000 or less than 1% in 1998.

          Oil and gas sales for the year ended December 31, 1998 were $16,612,000 compared to $17,840,000 for the year ended December 31, 1997, a decrease of $1,228,000 or 7%. This decrease was due to lower product prices, which more than offset increased production. The Company's net natural gas production was 6.48 Bcf for 1998 compared to 5.34 Bcf in 1997, an increase of
1.14 Bcf or 21%. Its net oil production was 286,000 barrels compared to 255,000 barrels for the same periods, an increase of 31,000 barrels or 12%. On a BOE basis, the Company's production for 1998 increased 220,000 BOE or 19%. The average price received per Mcf of natural gas sold was $2.00 for the year ended December 31, 1998 compared to $2.39 per Mcf for the year ended December 31, 1997, a decrease of $.39 per Mcf or 16%. Approximately 4.9% and 5.2% of the natural gas production for the years ended December 31, 1998 and 1997, respectively, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.81 per Mcf for the year ended December 31, 1998 and $2.20 per Mcf for the year ended December 31, 1997. The average price received per barrel of oil sold was $12.71 for 1998 compared to $19.90 for 1997, a decrease of $7.19 per barrel or 36%. During the year ended December 31, 1998, the Company hedged approximately 44% of its natural gas production. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. Hedging losses of $112,000 are included in oil and gas revenues for the year, which decreased the average price received per Mcf of natural gas by $0.02. No oil was hedged during this period. During the year ended December 31, 1997, the Company hedged approximately 29% of its oil production and 37% of its natural gas production. Hedging gains of $140,000 are included in oil and gas revenues for the year, which increased the average price received per barrel of oil by $0.50 and had no material effect on the price received per Mcf of natural gas.

          Depreciation, depletion and amortization ("DD&A") rates are affected by production levels and changes in reserve estimates. Total DD&A expense was $6,876,000 in 1998 compared to $5,432,000 for 1997, an increase of $1,444,000 or 27%. The Company's depletion of oil and gas properties was $6,260,000 or $4.58 per BOE on 1,366,000 equivalent barrels produced in 1998, compared to $4,935,000 or $4.31 per BOE on 1,146,000 equivalent barrels produced in 1997. Included in DD&A expense for 1998 and 1997 is $616,000 and $497,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $119,000, or 24%, due primarily to acquisitions of oilfield service equipment in 1998.

          Lease operating expenses ("LOE") were $2,041,000 for the year ended December 31, 1998 compared to $1,720,000 for the year ended December 31, 1997. Ad valorem and production taxes were $1,272,000 and $1,355,000 for the same periods. Total lifting costs (LOE plus ad valorem and production taxes) were 20% of oil and gas revenues and $2.43 per equivalent barrel of production for 1998 compared to 17% and $2.68 for 1997.

          Trading revenues and cost of trading represented the marketing of third party gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $3,956,000 for 1998 compared to $15,999,000 for 1997, a decrease of $12,043,000 or 75%. The Company marketed 1,823,000 MMBtus of third party gas in 1998 compared to 7,105,000 MMBtus in 1997, a decrease of 5,282,000 MMBtus or 74%. Costs of trading were $3,936,000 for 1998 compared to $15,323,000 for 1997, a decrease of $11,387,000 or 74%.
Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. These decreases are attributable to the previously announced termination of the gas supply contract to a co-generation facility and to certain other buy-for-resale contracts which terminated in the fall of 1997 and were not renewed.

          Oilfield service revenues of $4,148,000 and $3,214,000 for the years ended December 31, 1998 and 1997, respectively, represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from seven completion rigs, two swab rigs, trucking, water hauling, rental equipment and other related activities. Revenues increased $934,000, or 29% for 1998. Cost of oilfield services were $2,701,000 for the year ended December 31, 1998 compared to $2,368,000 for the year ended December 31, 1997, an increase of $333,000 or 14%. Utilization levels in the Wattenberg Area, where the service company is active, increased above 1997 levels. The Company also purchased additional equipment which contributed to the increase in revenues. For the years ended December 31, 1998 and 1997, 21% and 22%, respectively, of the gross fees billed by Action were for Company owned wells. The Company's share of fees paid to Action on owned wells and the costs associated with providing the services are eliminated in consolidation.

          Management and operator fees for the years ended December 31, 1998 and 1997 were $1,044,000 and $1,035,000, respectively, an increase of $9,000 or 1%. Management and operator fees are earned pursuant to the Company's roles as operator for approximately 375 oil and gas wells located primarily in the Wattenberg Area of Weld County, Colorado and as managing venturer of a joint venture which owned gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. In January 1999, the Company sold its interest in the Bonny Field assets and will no longer serve as managing venturer and operator. Management and operator fees attributable to the Bonny Field system were $406,000 for each of 1998 and 1997.

          General and administrative expense ("G&A") totaled $2,141,000 for the year ended December 31, 1998 compared to $1,915,000 for the year ended December 31, 1997. G&A costs increased by $226,000 or 12%. The Company's G&A expense has increased due to expansion of the Company's area of operations. During 1998, the company capitalized geological and geophysical costs of $180,000 compared to $120,000 in 1997. Additionally, the Company capitalized G&A costs of $380,000 in 1998 related primarily to its expansion in the Powder River Basin.

          The provision for income taxes was $3,060,000 for the year ended December 31, 1998 compared to $2,635,000 for the year ended December 31, 1997. The effective tax rate was 27.5% in 1998 compared to 24.5% in 1997. Effective tax rates are affected by amounts of permanent differences between financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

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

          DD&A expense was $5,432,000 in 1997 compared to $4,544,000 for 1996, an increase of $888,000 or 20%. The Company's depletion of oil and gas properties was $4,935,000 or $4.31 per BOE on 1,146,000 equivalent barrels produced in 1997, compared to $4,210,000 or $4.18 per BOE on 1,007,000 equivalent barrels produced in 1996. Included in DD&A expense for 1997 and 1996 is $497,000 and $334,000, respectively, attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $163,000, or 49%, due primarily to acquisitions of oilfield service equipment in 1997.

          LOE was $1,720,000 for the year ended December 31, 1997 compared to $1,511,000 for the year ended December 31, 1996. Ad valorem and production taxes were $1,355,000 and $981,000 for the same periods. Total lifting costs were 17% of oil and gas revenues and $2.68 per equivalent barrel of production for 1997 compared to 17% and $2.47 for 1996. The increased rate for 1997 was due to workover expenses and additional production taxes resulting from higher product prices.

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

          Oilfield service revenues were $3,214,000 for the year ended December 31, 1997 compared to $2,269,000 for the year ended December 31, 1996. Revenues increased $945,000, or 42% for 1997. Cost of oilfield services were $2,368,000 for the year ended December 31, 1997 compared to $1,759,000 for the year ended December 31, 1996, an increase of $609,000 or 35%. Utilization levels in the Wattenberg Area, where the service company is active, increased above 1996 levels. The Company also purchased additional equipment which contributed to the increase in revenues. For both the years ended December 31, 1997 and 1996, 22% of the gross fees billed by Action were for Company owned wells.

          Management and operator fees for the years ended December 31, 1997 and 1996 were $1,035,000 and $1,003,000, respectively, an increase of $32,000 or 3%. G&A totaled $1,915,000 for the year ended December 31, 1997 compared to $1,812,000 for the year ended December 31, 1996. G&A costs increased by $103,000 or 6%. The Company's G&A expense has increased due to expansion of the Company's area of operations. During 1997, the Company capitalized $120,000 of geological and geophysical costs while no geological and geophysical costs were capitalized in 1996.

          The provision for income taxes was $2,635,000 for the year ended December 31, 1997 compared to $2,285,000 for the year ended December 31, 1996. The effective tax rate was 24.5% in 1997 compared to 25.5% in 1996.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's primary market risks relate to changes in the prices received from sales of oil and natural gas. The Company's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by deceases in oil and natural gas prices by entering into derivative commodity instruments, including commodity futures contracts and price swaps. By hedging only a portion of its market risk exposures, the Company is able to participate in the increased earnings and cash flows associated with increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its oil and natural gas production.

          Historically, the Company has attempted to hedge the exposure related to its forecasted oil and natural gas production in amounts which it believes are prudent based on the prices of available derivatives and, in the case of production hedges, the Company's deliverable volumes. The Company does not use or hold derivative instruments for trading purposes nor does it use derivative instruments with leveraged features. The Company's derivative instruments are designed and effective as hedges against its identified risks, and do not of themselves expose the Company to market risk because any adverse change in the cash flows associated with the derivative instrument is accompanied by an offsetting change in the cash flows of the hedged transaction.

          Notes 1 and 5 to the financial statements provide further disclosure with respect to derivatives and related accounting policies.

          All derivative activity is carried out by personnel who have appropriate skills, experience and supervision. The personnel involved in derivative activity must follow prescribed trading limits and parameters that are regularly reviewed by the Company's Chief Executive Officer. All hedges or open positions are reviewed by the Chief Executive Officer before they are committed to, and significant positions are reviewed by the Company's Board of Directors. The Company uses only well-known, conventional derivative instruments and attempts to manage its credit risk by entering into financial contracts with reputable financial institutions.

          Following are disclosures regarding the Company's market risk instruments. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in oil and natural gas prices.

          The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts and price swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. The Company had no derivative commodity instruments in place as of March 11, 1999. During 1998, the Company sold 286,000 barrels of oil. A hypothetical decrease of $1.03 per barrel (10% of year end 1998 prices) would decrease the Company's production revenues by $295,000 during 1999, assuming that oil production remains at 1998 levels. The Company sold
6.48 Bcf of natural gas in 1998. A hypothetical decrease of $.21 per Mcf (10% of year end 1998 prices) would decrease the Company's production revenues by $1,361,000 for 1999, assuming that natural gas production remains at 1998 levels.

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


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12, and 13 are omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 19, 1999 and is hereby incorporated by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

       (a) (1)   FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                         PAGE
Independent Auditors' Report ........................................................     29
Consolidated Balance Sheets at December 31, 1998 and 1997 ...........................     30
Consolidated Statements of Income for the years ended
     December 31, 1998, 1997 and 1996 ...............................................     32
Consolidated Statements of Comprehensive Income for the years ended
     December 31, 1998, 1997 and 1996 ...............................................     33
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996 ...............................................     34
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996 ...............................................     35
Notes to Consolidated Financial Statements for the years ended
     December 31, 1998, 1997 and 1996 ...............................................     36

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

       EXHIBIT NO.        DOCUMENT
                2         Purchase and Sale Agreement dated January 7,
                          1999 ( incorporated by reference as Exhibit
                          2.1 to Form 8-K filed February 5, 1999)
               21         Subsidiaries of the Registrant
               23         Consent of Deloitte & Touche LLP
               27         Financial Data Schedules


 (b)   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the Company's fiscal quarter ended December 31, 1998. A Form 8-K dated January 21, 1999, announced the sale of oil and gas properties and related assets for $26 million. See
Note 10 of the Notes to Consolidated Financial Statements for additional discussion of this transaction.

                          INDEPENDENT AUDITORS' REPORT



Prima Energy Corporation:

          We have audited the accompanying consolidated balance sheets of Prima Energy Corporation ("Company") and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

March 19, 1999
Denver, Colorado

                            PRIMA ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                           1998              1997
                                                      --------------   ---------------
CURRENT ASSETS
Cash and cash equivalents ........................      $ 2,522,000      $  5,644,000
Available for sale securities, at market .........        2,391,000         1,866,000
Receivables (net of allowance for doubtful
   accounts: 1998, $47,000; 1997, $49,000) .......        4,696,000         5,681,000
Tubular goods inventory ..........................          612,000           882,000
Other current assets .............................          452,000           183,000
                                                      --------------   ---------------

      Total current assets .......................       10,673,000        14,256,000
                                                      --------------   ---------------

OIL AND GAS PROPERTIES, at cost, accounted
   for using the full cost method ................       86,081,000        67,945,000
Less accumulated depreciation,
   depletion and amortization ....................      (33,135,000)      (26,875,000)
                                                      --------------   ---------------

      Oil and gas properties - net ...............       52,946,000        41,070,000
                                                      --------------   ---------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment .......................        4,353,000         3,504,000
Furniture and equipment ..........................          815,000           711,000
Field office, shop and land ......................          439,000           356,000
                                                      --------------   ---------------
                                                          5,607,000         4,571,000
Less accumulated depreciation ....................       (2,946,000)       (2,460,000)
                                                      --------------   ---------------

      Property and equipment - net ...............        2,661,000         2,111,000
                                                      --------------   ---------------

OTHER ASSETS .....................................          586,000           484,000
                                                      --------------   ---------------

                                                        $66,866,000      $ 57,921,000
                                                      --------------   ---------------
                                                      --------------   ---------------


                See accompanying notes to consolidated financial
                                  statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                           DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1998             1997
                                                       --------------   ---------------
CURRENT LIABILITIES
Accounts payable ..................................     $  2,122,000      $  3,250,000
Amounts payable to oil and gas property owners ....          973,000         1,220,000
Ad valorem and production taxes payable ...........        1,552,000         1,279,000
Accrued and other liabilities .....................          439,000           421,000
Current portion of note payable ...................          120,000           120,000
Deferred income taxes .............................                0            14,000
                                                       --------------   ---------------

      Total current liabilities ...................        5,206,000         6,304,000

NOTE PAYABLE ......................................          120,000           240,000
AD VALOREM TAXES, non-current .....................        1,088,000         1,280,000
DEFERRED INCOME TAXES .............................        9,144,000         6,883,000
                                                       --------------   ---------------

      Total liabilities ...........................       15,558,000        14,707,000
                                                       --------------   ---------------

COMMITMENTS AND CONTINGENCIES  (Note 8)


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000
   sharesauthorized; no shares issued
   or outstanding .................................                0                 0
Common stock, $0.015 par value; 12,000,000
   shares authorized; 5,835,556 and
   5,833,056 shares issued ........................           87,000            87,000
Additional paid-in capital ........................        4,417,000         4,385,000
Retained earnings .................................       47,550,000        39,485,000
Accumulated other comprehensive income ............           51,000            44,000
Treasury stock, 63,787 and 63,000 shares at cost ..         (797,000)         (787,000)
                                                       --------------   ---------------

      Stockholders' equity - net ..................       51,308,000        43,214,000
                                                       --------------   ---------------

                                                        $ 66,866,000      $ 57,921,000
                                                       --------------   ---------------
                                                       --------------   ---------------



                See accompanying notes to consolidated financial
                                  statements.

                            PRIMA ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          1998            1997            1996
                                                      -------------   ------------    -------------
REVENUES
Oil and gas sales ................................     $16,612,000     $17,840,000     $14,657,000
Trading revenues .................................       3,956,000      15,999,000      10,001,000
Oilfield services ................................       4,148,000       3,214,000       2,269,000
Management and operator fees .....................       1,044,000       1,035,000       1,003,000
Interest and dividend income .....................         469,000         546,000         411,000
Other ............................................       3,863,000         216,000         280,000
                                                      -------------   ------------    -------------

                                                        30,092,000      38,850,000      28,621,000
                                                      -------------   ------------    -------------
EXPENSES
Depreciation, depletion and amortization .........       6,876,000       5,432,000       4,544,000
Lease operating expense ..........................       2,041,000       1,720,000       1,511,000
Ad valorem and production taxes ..................       1,272,000       1,355,000         981,000
Cost of trading ..................................       3,936,000      15,323,000       9,060,000
Cost of oilfield services ........................       2,701,000       2,368,000       1,759,000
General and administrative .......................       2,141,000       1,915,000       1,812,000
                                                      -------------   ------------    -------------

                                                        18,967,000      28,113,000      19,667,000
                                                      -------------   ------------    -------------

INCOME BEFORE INCOME TAXES .......................      11,125,000      10,737,000       8,954,000
PROVISION FOR INCOME TAXES .......................       3,060,000       2,635,000       2,285,000
                                                      -------------   ------------    -------------

NET INCOME .......................................     $ 8,065,000     $ 8,102,000     $ 6,669,000
                                                      -------------   ------------    -------------
                                                      -------------   ------------    -------------

BASIC NET INCOME PER SHARE .......................     $      1.40     $      1.40     $      1.15
                                                      -------------   ------------    -------------
                                                      -------------   ------------    -------------

DILUTED NET INCOME PER SHARE .....................     $      1.37     $      1.37     $      1.14
                                                      -------------   ------------    -------------
                                                      -------------   ------------    -------------


                See accompanying notes to consolidated financial
                                  statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998             1997              1996
                                                           -------------    ------------     -------------
Net income ............................................     $ 8,065,000      $ 8,102,000      $ 6,669,000
                                                           -------------    ------------     -------------

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities          12,000          117,000           (4,000)
Deferred income tax expense related to unrealized
 gain on available-for-sale securities ................          (3,000)         (47,000)         (25,000)
Reclassification adjustment for (gains) losses
  included in net income ..............................          (2,000)          10,000           70,000
                                                           -------------    ------------     -------------

                                                                  7,000           80,000           41,000
                                                           -------------    ------------     -------------

COMPREHENSIVE INCOME ..................................     $ 8,072,000      $ 8,182,000      $ 6,710,000
                                                           -------------    ------------     -------------
                                                           -------------    ------------     -------------


                See accompanying notes to consolidated financial
                                  statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                             Accumulated
                                                   Additional                   Other
                                         Common      Paid-In      Retained   Comprehensive   Treasury
                                          Stock      Capital      Earnings   Income (Loss)     Stock           Total
                                        --------  -----------  ------------ -------------- ------------   -------------
BALANCES, January 1, 1996 .......       $ 87,000   $4,222,000   $25,684,000   $  (77,000)  $          0    $ 29,916,000
Net income ......................                                 6,669,000                                   6,669,000
Dividends paid ..................                                  (970,000)                                   (970,000)
Other comprehensive income ......                                                 41,000                         41,000
Treasury stock purchased ........                                                              (383,000)       (383,000)
                                        --------   ----------   -----------   ----------   ------------    ------------

BALANCES, December 31, 1996 .....         87,000    4,222,000    31,383,000      (36,000)      (383,000)     35,273,000
Net income ......................                                 8,102,000                                   8,102,000
Common stock issued .............              0      111,000                                                   111,000
Tax benefit from exercise of
   non-qualified stock options...                      52,000                                                    52,000
Other comprehensive income ......                                                 80,000                         80,000
Treasury stock purchased ........                                                              (404,000)       (404,000)
                                        --------   ----------   -----------   ----------   ------------    ------------

BALANCES, December 31, 1997 .....         87,000    4,385,000    39,485,000       44,000       (787,000)     43,214,000
Net income ......................                                 8,065,000                                   8,065,000
Common stock issued .............              0       23,000                                                    23,000
Tax benefit from exercise of
   non-qualified stock options...                       9,000                                                     9,000
Other comprehensive income ......                                                  7,000                          7,000
Treasury stock purchased ........                                                               (10,000)        (10,000)
                                        --------   ----------   -----------   ----------   ------------    ------------

BALANCES, December 31, 1998 .....       $ 87,000   $4,417,000   $47,550,000   $   51,000   $   (797,000)   $ 51,308,000
                                        --------   ----------   -----------   ----------   ------------    ------------
                                        --------   ----------   -----------   ----------   ------------    ------------


                     See accompanying notes to consolidated
                             financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998            1997            1996
                                                         --------------  --------------  -------------
OPERATING ACTIVITIES
Net income ............................................   $  8,065,000    $  8,102,000    $  6,669,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization ...........      6,876,000       5,432,000       4,544,000
   Deferred income taxes ..............................      2,238,000       2,028,000       1,761,000
   Other ..............................................       (305,000)        179,000          25,000
   Changes in operating assets and liabilities:
     Receivables ......................................        985,000         240,000      (2,834,000)
     Inventory ........................................        270,000        (571,000)        (94,000)
     Other assets .....................................       (256,000)         32,000        (342,000)
     Payables .........................................     (1,102,000)       (702,000)      2,380,000
     Accrued and other liabilities ....................         18,000         (55,000)         47,000
                                                         --------------  --------------  -------------
        Net cash provided by operating activities .....     16,789,000      14,685,000      12,156,000
                                                         --------------  --------------  -------------

INVESTING ACTIVITIES
Additions to oil and gas properties ...................    (18,147,000)    (14,893,000)     (7,942,000)
Purchases of other property ...........................     (1,275,000)       (931,000)       (640,000)
Purchases of securities ...............................       (540,000)       (358,000)       (744,000)
Proceeds from sales of property .......................        130,000         292,000         831,000
Proceeds from sales of securities .....................         28,000         113,000         418,000
                                                         --------------  --------------  -------------
        Net cash used in investing activities .........    (19,804,000)    (15,777,000)     (8,077,000)
                                                         --------------  --------------  -------------

FINANCING ACTIVITIES
Treasury stock purchased ..............................        (10,000)       (404,000)       (383,000)
Proceeds from issuance of common stock ................         23,000         111,000               0
Dividends paid ........................................              0               0        (970,000)
Repayment of long-term debt ...........................       (120,000)              0               0
                                                         --------------  --------------  -------------
        Net cash used in financing activities .........       (107,000)       (293,000)     (1,353,000)
                                                         --------------  --------------  -------------

Increase (decrease) in cash and cash equivalents ......     (3,122,000)     (1,385,000)      2,726,000
Cash and cash equivalents, beginning of year ..........      5,644,000       7,029,000       4,303,000
                                                         --------------  --------------  -------------

CASH AND CASH EQUIVALENTS, end of year ................   $  2,522,000    $  5,644,000    $  7,029,000
                                                         --------------  --------------  -------------
                                                         --------------  --------------  -------------

Supplemental schedule of noncash investing and financing activities:

      The Company purchased oilfield service assets for $600,000 in June 1997. A summary of the transaction is as follows:


Fair value of assets acquired...........................                  $    600,000
Cash paid...............................................                       240,000
                                                                          ------------
Note payable issued to seller...........................                  $    360,000
                                                                          ------------
                                                                          ------------

                See accompanying notes to consolidated financial
                                  statements.

                            PRIMA ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

          Prima Energy Corporation ("Prima") is an independent oil and gas company primarily engaged in the exploration for, acquisition, development and production of, crude oil and natural gas. Through its wholly owned subsidiaries, Prima is also engaged in oil and gas property operations, oilfield services and natural gas gathering, marketing and trading. Prima's current activities are principally conducted in the Rocky Mountain region of the United States.

BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Prima and its wholly owned subsidiaries, herein collectively referred to as the "Company." The Company's proportionate share of capital expenditures, production revenue and operating expenses from working interests in oil and gas properties is included in the consolidated financial statements. The Company's interest in an unincorporated joint venture, Bonny Gathering Company, is accounted for by the equity method. All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at December 31, 1998.

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

      Supplemental disclosures of cash flow information:

          Cash paid for income taxes was $810,000, $787,000 and $693,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Cash paid for interest in 1998 was $20,000. No amounts were paid for interest in 1997 or 1996.

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

TRADING

          The Company recognizes revenues and costs on natural gas trading transactions at the point in time when gas is delivered to the purchaser. At December 31, 1997, the Company had delivered 8,000 MMBtu's into the pipeline which had not been delivered to the purchaser. This gas is valued at the lower of cost or market value. Market value for this purpose is deemed to be the sales price specified in the contract under which the Company intends to sell the gas. Included in other current assets at December 31, 1997, is $19,000 representing the cost of gas which had been delivered into the pipeline but not delivered to the purchaser. There were no amounts over or under delivered at December 31, 1998.

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

          When the Company enters into price swaps or commodities transactions that do not correspond to anticipated physical transactions (anticipated physical transactions include committed gas marketing activities or production from producing wells), the transactions do not qualify for hedge accounting. In that event, the Company records the instruments at fair value and gains or losses are recorded as fair values fluctuate compared to cost. At December 31, 1998, the Company had no transactions that did not correspond to anticipated physical transactions. For the years ended December 31, 1998, 1997 and 1996, gains or losses for these transactions were not significant to the Company's results of operations.

GOVERNMENT REGULATION

          All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. As of December 31, 1998, the Company had not been fined or cited for any violations of governmental regulations which would have a material adverse effect upon the financial condition, capital expenditures, earnings or competitive position of the Company in the oil and gas industry.

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

COMPREHENSIVE INCOME

           The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires that changes in equity during a reporting period, except transactions with owners in their capacity as owners (for example, the issuance of common stock and dividends paid on common stock) and transactions reported as direct adjustments to capital deficit or retained earnings, be reported as a component of comprehensive income. Comprehensive income is required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Statements of comprehensive income for the years ended December 31, 1998, 1997 and 1996 are included in the accompanying financial statements.

SEGMENT REPORTING

          The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective January 1, 1998. SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that a public business enterprise report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 also requires that the financial information be reported on the basis that it used internally for evaluating segment performance. The Company's adoption of SFAS 131 in 1998 had no impact on its consolidated financial position, results of operations or cash flows.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

          During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2000. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

EARNINGS PER SHARE

          Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share includes the potential dilution that could occur upon exercise of the options to acquire common stock described in Note 9, computed using the treasury stock method. The treasury stock method assumes that the increase in the number of shares issued is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been at the average market price of the common shares during the reporting period).

          The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.


                                                  Income       Shares      Per Share
                                               (Numerator)  (Denominator)    Amount
                                               ------------ ------------- ------------
Year Ended December 31, 1998:
     Basic Net Income per Share .............   $8,065,000    5,771,843   $   1.40
                                                                             -----
                                                                             -----
     Effect of Stock Options ................                   115,161
                                                -----------   ---------

     Diluted Net Income per Share ...........   $8,065,000    5,887,004   $   1.37
                                                -----------   ---------      -----
                                                -----------   ---------      -----

Year Ended December 31, 1997:
     Basic Net Income per Share .............   $8,102,000    5,771,089   $   1.40
                                                                             -----
                                                                             -----
     Effect of Stock Options ................                   139,362
                                                -----------   ---------

     Diluted Net Income per Share ...........   $8,102,000    5,910,451   $   1.37
                                                -----------   ---------      -----
                                                -----------   ---------      -----

Year Ended December 31, 1996:
     Basic Net Income per Share .............   $6,669,000    5,820,594   $   1.15
                                                                             -----
                                                                             -----

     Effect of Stock Options ................                    45,536
                                                -----------   ---------

     Diluted Net Income per Share ...........   $6,669,000    5,866,130   $   1.14
                                                -----------   ---------      -----
                                                -----------   ---------      -----


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

          Natural gas hedge contracts are not recorded on the balance sheet at December 31, 1998 and 1997. The fair value of the Company's liability under these contracts is estimated to be $42,000 and $155,000, respectively. The estimated fair value of the natural gas hedge contracts is determined by multiplying the difference between year end natural gas prices and the hedge contract price by the quantities under contract.

          The fair market value of the Company's debt at December 31, 1998 is approximately equal to its carrying value since the Company could have obtained the debt for the same terms at December 31, 1998.

3.  AVAILABLE FOR SALE SECURITIES

          The Company's investments are comprised of marketable equity securities. For the years ended December 31, 1998 and 1997, the Company sold securities with a market value of $28,000 and $113,000 which resulted in realized gains and (losses) of $2,000 and ($10,000), respectively. The net unrealized gain on securities at December 31, 1998 and 1997 is included in accumulated other comprehensive income, net of deferred income taxes of $30,000 and $27,000, respectively. The change in net unrealized gain or loss on securities for the years ended December 31, 1998 and 1997 was determined as follows:

                                                                        1998          1997
                                                                     ----------     ---------
          Net unrealized  gain (loss), beginning of year ........     $  71,000     $ (56,000)
          Net unrealized gain, end of year ......................        81,000        71,000
                                                                      ---------     ---------
          Net change in unrealized gain or loss .................     $  10,000     $ 127,000
                                                                     ----------     ---------
                                                                     ----------     ---------

The components of fair value as of December 31, 1998 and 1997 are as follows:

                                                                        1998           1997
                                                                    -----------     ----------
          Cost (including reinvested distributions) .............   $ 2,310,000     $1,795,000
          Gross unrealized gains ................................       160,000        111,000
          Gross unrealized losses ...............................       (79,000)       (40,000)
                                                                    -----------     ----------
          Fair value ............................................   $ 2,391,000     $1,866,000
                                                                    -----------     ----------
                                                                    -----------     ----------

4.  NOTE PAYABLE AND LINE OF CREDIT

          The Company's note payable consists of the following:

                                                                        1998          1997
                                                                     ----------    ---------
          Total .................................................     $240,000     $360,000
          Less current portion ..................................      120,000      120,000
                                                                     ----------    ---------

          Long term .............................................     $120,000     $240,000
                                                                     ----------    ---------
                                                                     ----------    ---------

The note is dated June 10, 1997 and is due on June 10, 2000, with interest at an annual rate of 8%. Payments of principal and accrued interest on the note are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary. The note is collateralized by oilfield service equipment with a net book value of approximately $474,000 at December 31, 1998.

          Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 1999, bears interest at the bank's prime rate (7.75% at December 31, 1998), with interest payable monthly. At December 31, 1998 and 1997, there were no amounts outstanding under the line of credit.

5.  HEDGING ACTIVITIES

          The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production and purchases for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 44% and 37% of its natural gas production in 1998 and 1997. No natural gas was hedged in 1996. The Company hedged approximately 29% and 25% of its oil production in 1997 and 1996. No oil was hedged in 1998.

          To hedge its natural gas and crude oil production and purchases for resale, the Company from time to time uses futures and energy swaps. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. As a result of its trading activities, the Company may also from time to time have open purchase or sale commitments without corresponding contracts to offset these commitments, which could result in losses to the Company. The Company attempts to control its exposure to these risks by monitoring its positions as it deems appropriate. All hedges or open positions are reviewed by the Chief Executive Officer before they are committed to, and significant positions are reviewed by the Company's Board of Directors. The Company had no open trading positions to purchase or deliver natural gas at December 31, 1998. During 1998, the Company had hedged a portion of its expected natural gas production in its key area of production, the Rocky Mountain Region, by entering into a one year commodity swap agreement covering 200,000 MMBtu per month beginning March 1, at a fixed price of $1.855 per MMBtu. At December 31, 1998, the Company had an unrealized loss of $42,000 on the remaining open months of January and February 1999.

6.  INCOME TAXES

          The provision for income taxes consists of the following components:

                                                                             Year Ended December 31,
                                                                 ---------------------------------------------
                                                                    1998             1997             1996
                                                                 -----------      -----------      -----------
          Current:
             Federal .......................................     $   679,000      $   524,000      $   400,000
             State .........................................         143,000           83,000          124,000
                                                                 -----------      -----------      -----------
                                                                     822,000          607,000          524,000
                                                                 -----------      -----------      -----------
          Deferred:
             Federal .......................................       2,440,000        2,277,000        1,741,000
             State .........................................         321,000          166,000          277,000
                                                                 -----------      -----------      -----------
                                                                   2,761,000        2,443,000        2,018,000
                                                                 -----------      -----------      -----------
          Tax credits ......................................        (523,000)        (415,000)        (257,000)
                                                                 -----------      -----------      -----------

          Provision for income taxes .......................     $ 3,060,000      $ 2,635,000      $ 2,285,000
                                                                 -----------      -----------      -----------
                                                                 -----------      -----------      -----------

          During 1998 and 1997, the Company recognized income tax deductions of $23,000 and $143,000, respectively, from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $9,000 and $52,000 for the income tax benefit of these deductions.

          The significant components of deferred tax assets and deferred tax liabilities included in the balance sheet are as follows:

                                                                    1998             1997
                                                                 -----------     -----------
           Deferred Tax Assets:
               Minimum tax credit carryforwards ............      $3,674,000      $3,151,000
               State income taxes ..........................         489,000         380,000
               Accrued bonuses .............................         109,000          86,000
               Other .......................................          32,000          32,000
                                                                 -----------     -----------
               Total Deferred Tax Assets ...................       4,304,000       3,649,000
                                                                 -----------     -----------

          Deferred Tax Liabilities:
               Intangible drilling costs ...................      12,796,000       9,963,000
               Deferred revenues ...........................          92,000          92,000
               Depreciation ................................         180,000          92,000
               Other .......................................         376,000         399,000
                                                                 -----------     -----------
               Total Deferred Tax Liabilities ..............      13,444,000      10,546,000
                                                                 -----------     -----------

                                                                  $9,140,000      $6,897,000
                                                                 -----------     -----------
                                                                 -----------     -----------

          A reconciliation of income tax computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                                            Year Ended December 31,
                                                                                       -------------------------------
                                                                                          1998        1997      1996
                                                                                       ----------  ---------  --------
Federal statutory income tax rate ....................................                    34.0%      34.0%      34.0%
Percentage depletion .................................................                    (1.7)      (2.6)      (2.7)
Section 29 credits ...................................................                    (7.9)      (7.2)      (8.3)
State taxes, net of federal benefits .................................                     2.7        1.6        3.0
Other ................................................................                     0.4       (1.3)      (0.5)
                                                                                       ----------  ---------  --------

    Effective tax rate ...............................................                    27.5%      24.5%      25.5%
                                                                                       ----------  ---------  --------
                                                                                       ----------  ---------  --------

          At December 31, 1998, the Company had minimum tax credit carryforwards of approximately $3,674,000, which may be carried forward indefinitely.

7.  SEGMENT INFORMATION

          The Company organizes its activities in operating segments that consist of 1) the acquisition, exploration, development and operation of oil and gas properties and the development, production and sale of oil and natural gas, 2) the marketing and trading of third party natural gas and 3) providing oil field services for wells which it operates and for third parties. The Company's activities are located primarily in the Rocky Mountain region of the United States, which is one geographic area.

          The information below presents the operating segment data for the Company on the basis used by management in deciding how to allocate resources and in assessing performance. The following table sets forth revenues, operating earnings before income taxes, identifiable assets, depreciation, depletion and amortization expense and capital expenditures for the years ended December 31, 1998, 1997 and 1996. This information is presented on the basis used by management, which is the same basis used in the preparation of the Company's consolidated financial statements.

                                                      1998              1997              1996
                                                  ------------      ------------      ------------
Revenues
  Oil and gas ...............................      $17,668,000       $19,075,000       $15,959,000
  Marketing and trading .....................        7,805,000        16,025,000        10,052,000
  Oilfield services .........................        5,222,000         4,135,000         2,894,000
                                                  ------------      ------------      ------------
    Total ...................................       30,695,000        39,235,000        28,905,000
  Corporate revenues ........................          471,000           536,000           340,000
  Intersegment sales ........................       (1,074,000)         (921,000)         (624,000)
                                                  ------------      ------------      ------------
     Per financial statements ...............      $30,092,000       $38,850,000       $28,621,000
                                                  ------------      ------------      ------------
                                                  ------------      ------------      ------------
Operating Earnings
  Oil and gas ...............................       $5,944,000        $9,011,000        $7,256,000
  Marketing and trading .....................        3,854,000           639,000         1,058,000
  Oilfield services .........................          857,000           551,000           299,000
                                                  ------------      ------------      ------------
    Total ...................................       10,655,000        10,201,000         8,613,000
  Corporate earnings ........................          470,000           536,000           341,000
                                                  ------------      ------------      ------------
    Per financial statements ................      $11,125,000       $10,737,000        $8,954,000
                                                  ------------      ------------      ------------
                                                  ------------      ------------      ------------

                                                        1998            1997            1996
                                                     -----------     -----------     -----------
Identifiable Assets
 Oil and gas ...................................     $58,760,000     $47,256,000     $35,861,000
 Marketing and trading .........................         282,000         642,000       2,011,000
 Oilfield services .............................       3,160,000       2,466,000       1,666,000
                                                     -----------     -----------     -----------
    Total ......................................      62,202,000      50,364,000      39,538,000
 Corporate assets ..............................       4,664,000       7,557,000       8,468,000
                                                     -----------     -----------     -----------
    Per financial statements ...................     $66,866,000     $57,921,000     $48,006,000
                                                     -----------     -----------     -----------
                                                     -----------     -----------     -----------

Depreciation, Depletion and Amortization Expense
 Oil and gas ...................................      $6,429,000      $5,088,000      $4,321,000
 Oilfield services .............................         447,000         344,000         223,000
                                                     -----------     -----------     -----------
    Per financial statements ...................      $6,876,000      $5,432,000      $4,544,000
                                                     -----------     -----------     -----------
                                                     -----------     -----------     -----------

Capital Expenditures
  Oil and gas ..................................     $18,494,000     $15,556,000      $8,251,000
  Oilfield services ............................         933,000         986,000         331,000
                                                     -----------     -----------     -----------
    Total ......................................     $19,427,000     $16,542,000      $8,582,000
                                                     -----------     -----------     -----------
                                                     -----------     -----------     -----------

          Total revenue by operating segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales, which are primarily oilfield services provided to Company owned wells which are eliminated in consolidation. Oilfield services revenue includes $1,074,000, $921,000 and $624,000 for the years ended December 31, 1998, 1997 and 1996, respectively, for intersegment sales. Oilfield services revenue is priced and accounted for consistently for both unaffiliated and intersegment sales.

          Identifiable assets by operating segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, cash equivalents and available for sale securities.

          The following customers have each accounted for over 10% of the Company's consolidated revenues and are from the identified operating segment. Following is a table summarizing the percentage of sales made to each customer. Although the loss of any of these customers could have a material adverse effect on the Company, the Company believes it would be able to locate other customers for the purchase of its production and may be able to secure additional marketing opportunities.

                                                           1998     1997     1996
                                                         -------- -------- --------
Oil and Gas:
    Duke Energy Field Services, Inc. ..................     19%     20%     19%
    Ultramar Diamond Shamrock .........................     n/a     11      15
Marketing and Trading:
    Colorado Power Partnership ........................     25      10      11
    KN Gas Marketing, Inc. ............................     n/a     21      21


8.  COMMITMENTS AND CONTINGENCIES

NOTE GUARANTEE

          Bonny Gathering Company ("Bonny"), an unincorporated joint venture of which Prima was the managing joint venturer and operator, established a line of credit with a commercial bank in the amount of $3,500,000 during 1997. The promissory note bore interest at the bank's prime interest rate less 1/2%, payable monthly on the last day of each calendar month. Funds could have been advanced on the line of credit through November 30, 1998 and the note was due November 30, 2001. The note was collateralized by a first priority mortgage and deed of trust on the assets of Bonny. Prima had guaranteed its 15.5% proportionate share of the note. At December 31, 1998, Bonny had drawn $2,165,000 on the note. On January 21, 1999, the note was paid in full.

OFFICE LEASE

          During 1995, the Company entered into an agreement to extend its current operating lease for office space for an additional five years, with a term through November 30, 2000. Rental expense, net of sublease rental income, totaled $126,000, $112,000 and $109,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum annual rentals under non-cancelable operating leases with remaining terms in excess of one year are as follows:


          Year ending December 31, 1999....................   132,000
          Year ending December 31, 2000....................   124,000
                                                             --------
                                                            $ 256,000
                                                             --------
                                                             --------

9.  BENEFIT PLANS

EMPLOYEE STOCK OPTION PLAN

          Under the Prima Energy Corporation 1993 Stock Incentive Plan ("the Plan"), 600,000 shares of Prima's common stock are reserved for issuance to key employees at fair market value on the date of grant. Options granted under the Plan vest at 20% per year for five years, and expire 10 years from the date of grant. At December 31, 1998, options to acquire 525,500 shares of the Company's common stock were outstanding under the Plan. The exercise prices, which equaled the market price of the stock on the date of grant, range from $8.83 to $19.25 per share, with a weighted average price of $11.58 per share. As of December 31, 1998, the weighted average remaining contractual life of the options outstanding is 6 years, 9 months.

          A summary of options granted, exercised and outstanding during 1996, 1997 and 1998 is as follows:


                                                     Number     Weighted Average
                                                   of Shares    Exercise Prices
                                                   ---------    ----------------
Balance, December 31, 1995 .............             367,500         $9.20
Exercised or canceled ..................                   0          n/a
                                                   ---------
Outstanding at December 31, 1996 .......             367,500          9.20

Exercised or canceled ..................             (12,500)         8.93
                                                   ---------
Outstanding at December 31, 1997 .......             355,000          9.20

Granted during 1998 ....................             173,000         16.42
Exercised or canceled ..................              (2,500)         9.33
                                                   ---------
Outstanding at December 31, 1998 .......             525,500         11.58
                                                   ---------
                                                   ---------

Exercisable at December 31, 1996 .......             171,000          9.00
Exercisable at December 31, 1997 .......             235,000          9.06
Exercisable at December 31, 1998 .......             304,000          9.10


          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense for the Plan been determined based on the fair value at the grant date for the options awarded in 1995 and 1998 consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                        1998             1997              1996
                                                   --------------    --------------    --------------
      Net income
           As reported ......................        $8,065,000        $8,102,000        $6,669,000
           Pro forma ........................         7,636,000         8,018,000         6,509,000
      Basic net income per share
           As reported ......................           $1.40             $1.40             $1.15
           Pro forma ........................            1.32              1.39              1.12
     Diluted net income per share
           As reported ......................           $1.37             $1.37             $1.14
           Pro forma ........................            1.30              1.36              1.11

          The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:

                                                          1998    1995
                                                          ----    ----
              Expected dividend yield ................      0%      0%
              Expected price volatility ..............     30%     31%
              Risk free interest rate ................     5.5%    6.6%
              Expected life of options (in years) ....      9       9

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

          The Board of Directors adopted the Prima Energy Corporation Non-Employee Directors' Stock Option Plan effective September 18, 1998, subject to stockholder approval at the 1999 Annual Meeting of Stockholders. The plan reserves 100,000 shares of Prima's common stock for issuance to non-employee directors at fair market value on the date of grant of a stock option. Upon the effective date of the plan, or upon election as a non-employee director, 10,000 options would be granted each non-employee director. On each anniversary date of the initial grant, an additional 2,500 options would be granted to each non-employee director for as long as they continue to serve on the Board. Options under the plan vest at 20% per year for five years, and expire 10 years from the date of grant. As of December 31, 1998, options to purchase 40,000 shares had been granted under the plan. The option price is $15.00 per share. If the fair market value of the underlying stock exceeds the exercise price on the date of shareholder approval, compensation expense would be recognizable by the Company.

EMPLOYEE STOCK OWNERSHIP PLAN

          The Company has an Employee Stock Ownership Plan ("Plan") and a Trust to administer the Plan. The Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, and is for the benefit of all eligible employees of the Company. Allocations to participants are made annually as of the last day of the Plan year, September 30, and are allocated among the participants in proportion to their eligible compensation for the Plan year. Contributions to the plan are payable at a minimum rate of 5% of eligible salaries. Through the Plan year ended September 30, 1993, the Plan provided for contributions to be made quarterly and to be used to purchase Prima common stock on the open market. Effective October 1, 1993, the Plan was amended to allow fully vested employees the option to direct the Plan Trustees to diversify a portion of their Plan investments by selling a limited percent of Prima common stock and investing the proceeds in various investment options. The Plan benefits all full-time employees and includes six year, 100% vesting provisions. For the years ended December 31, 1998, 1997 and 1996, the Company expensed $193,000, $169,000 and $125,000, respectively, of contributions payable to the Plan.

10.  SUBSEQUENT EVENTS

          The Company sold certain of its oil and gas properties and related assets on January 21, 1999, for approximately $26,000,000 (subject to certain closing and post closing adjustments). The assets sold consisted of all of the Company's interest in 16,253 gross acres and 135 producing wells and related equipment in the Bonny Field in Yuma County, Colorado. Prima also sold its 15.5% interest in the Bonny Gathering Company joint venture, which owned the pipeline, gathering, compression and dehydration facilities at the Bonny Field.

          The sales proceeds have been placed in a like-kind exchange escrow account with Norwest Bank Colorado, National Association as escrow agent. The Company intends to identify and close on certain qualifying properties pursuant to the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986. Pursuant to these tax provisions, Prima must identify the qualifying properties within 45 days and close within 180 days of the closing of the Bonny Field transaction. On March 5, 1999, the Company filed a listing of qualifying properties with the escrow agent. This list included oil and gas properties and other real estate properties. There is no assurance the Company will be able to close on these properties within the applicable time limit. To the extent the Company does not close on qualifying properties, the unexpended funds will be disbursed from the escrow account to Prima and will be subject to federal and state income taxes.

11.  TRANSACTIONS WITH RELATED PARTIES

          The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. One of the general partners of the partnership is a company controlled by a brother of the Company's president. The Company participated on the same basis as the other limited partners. This transaction was approved by the disinterested members of the Company's Board of Directors. The carrying value of this investment at December 31, 1998, was $257,000. During the three years ended December 31, 1998, the Company did not make any capital contributions to the partnership, nor receive any distributions therefrom.

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

          At any point in time, there are receivables and payables with officers and directors that arise in the ordinary course of business as a result of participations in jointly held oil and gas properties. Amounts due to or from officers and directors resulting from billings of joint interest costs or receipts of production revenues on these properties are handled on terms pursuant to standard industry joint operating agreements which are no more or less favorable than these same transactions with unrelated parties.

          The Company, a director of Prima and an unrelated third party were working interest owners in the wells at the Bonny Field and joint venturers in Bonny Gathering Company. The director sold his interest in the wells and the joint venture at the same time as the Company and the unrelated third party. The director participated in the original development of the field in 1982 and in the construction and the renovation of the gathering system and continued as a working interest owner and joint venturer until the sale in January 1999.

12.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

          Costs incurred in oil and gas property acquisition, exploration and development activities are as follows:

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                      1998            1997             1996
                                                  ------------   -------------    ------------
Acquisition costs:
  Unproved properties .......................     $ 5,169,000     $ 1,427,000     $   873,000
  Proved properties .........................         394,000          30,000          63,000
Exploration costs ...........................       1,082,000       1,228,000         401,000
Development costs ...........................      11,502,000      12,565,000       6,605,000
                                                  -----------     -----------     -----------
   Total ....................................     $18,147,000     $15,250,000     $ 7,942,000
                                                  -----------     -----------     -----------
                                                  -----------     -----------     -----------
Amortization per equivalent
  barrel of production ......................     $      4.58     $      4.31     $      4.18
                                                  -----------     -----------     -----------
                                                  -----------     -----------     -----------

          Results of operations for oil and gas producing activities are as follows:

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                     1998            1997             1996
                                                  ------------   -------------    ------------
Revenues
  Oil and gas sales .........................     $16,612,000     $17,840,000     $14,657,000
                                                  -----------     -----------     -----------
Expenses
  Lease operating expense ...................       2,041,000       1,720,000       1,511,000
  Ad valorem and production taxes ...........       1,272,000       1,355,000         981,000
  Depreciation, depletion and amortization ..       6,260,000       4,935,000       4,210,000
                                                  -----------     -----------     -----------
                                                    9,573,000       8,010,000       6,702,000
                                                  -----------     -----------     -----------
Income before income taxes ..................       7,039,000       9,830,000       7,955,000
Income tax expense ..........................       1,936,000       2,408,000       2,029,000
                                                  -----------     -----------     -----------

Income from oil and gas producing activities      $ 5,103,000     $ 7,422,000     $ 5,926,000
                                                  -----------     -----------     -----------
                                                  -----------     -----------     -----------

          The reserve information presented below was prepared by independent engineers for the years ended December 31, 1998 and 1997 and by Company personnel for the year ended December 31, 1996. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may require revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced.

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

          Proved oil and gas reserves of the Company, all of which are located in the United States, are as follows:

                                                                  Year Ended December 31,
                                         ------------------------------------------------------------------------
                                                1998                     1997                       1996
                                         -------------------      --------------------      ---------------------
                                          Oil          Gas           Oil         Gas           Oil         Gas
                                         (MBBLS)      (MMCF)       (MBBLS)      (MMCF)       (MBBLS)      (MMCF)
                                         -------    --------      --------    --------      --------    ---------
Proved reserves:
   Beginning of year ..............       3,358       63,490        3,037       52,112        2,734       47,711
   Purchases of oil and
     gas reserves in place ........          26          492           27          251           14          231
   Revisions of previous
     estimates ....................        (938)      (5,163)         (94)      (1,843)         130        2,444
   Extensions, discoveries and
     other additions ..............         666       18,877          643       18,314          392        6,372
   Production .....................        (286)      (6,476)        (255)      (5,344)        (233)      (4,646)
   Sales of oil and gas reserves
     in place .....................           0          (13)           0            0            0            0
                                         -------    --------      --------    --------      --------    ---------
   End of Year ....................       2,826       71,207        3,358       63,490        3,037       52,112
                                         -------    --------      --------    --------      --------    ---------
                                         -------    --------      --------    --------      --------    ---------
Proved developed reserves:
   Beginning of year ..............       2,286       48,139        2,087       41,107        1,853       38,076

   End of year ....................       2,305       51,538        2,286       48,139        2,087       41,107


          Oil and natural gas prices in effect at each year end used in calculating reserve estimates are as follows:

                                                 1998      1997         1996
                                               --------   --------   ---------
Oil (per barrel) .......................        $10.31     $17.08     $24.69
Natural gas (per Mcf) ..................          2.13       2.40       3.76

          Standardized measures of discounted future net cash flows relating to proved oil and gas reserves are as follows:


                                                              Year Ended December 31,
                                            ------------------------------------------------------
                                                  1998              1997               1996
                                            ----------------   ----------------   ----------------
Future cash inflows ....................      $181,082,000       $209,689,000       $271,196,000
Future production costs ................       (44,940,000)       (51,203,000)       (77,211,000)
Future development costs ...............       (20,341,000)       (22,095,000)       (17,548,000)
                                            ----------------   ----------------   ----------------

Future net cash flows ..................       115,801,000        136,391,000        176,437,000
10% discount factor ....................       (50,483,000)       (60,851,000)       (84,991,000)
Discounted future income taxes .........       (13,892,000)       (17,391,000)       (22,481,000)
                                            ----------------   ----------------   ----------------

Standardized measure of discounted
   future net cash flows ...............      $ 51,426,000       $ 58,149,000       $ 68,965,000
                                            ----------------   ----------------   ----------------
                                            ----------------   ----------------   ----------------

          The principal sources of change in the standardized measure of discounted future net cash flows are as follows:


                                                                                Year Ended December 31,
                                                                 --------------------------------------------------
                                                                     1998              1997               1996
                                                                 -------------     -------------     --------------
Beginning standardized measure .............................      $58,149,000       $68,965,000       $39,180,000
Sales of oil and gas produced,
   net of production costs .................................      (13,299,000)      (14,765,000)      (12,165,000)
Net changes in prices and production costs .................      (17,963,000)      (29,995,000)       37,015,000
Extensions, discoveries, and improved
   recovery, less related costs ............................       16,262,000        20,922,000        11,187,000
Development costs incurred during the year .................        4,829,000         5,713,000         3,077,000
Changes in estimated future development costs ..............        4,192,000        (1,402,000)         (558,000)
Revisions of previous quantity
   estimates and other .....................................      (10,521,000)       (3,658,000)          806,000
Purchases of reserves in place .............................          464,000           382,000           381,000
Sales of reserves in place .................................           (1,000)                0                 0
Accretion of discount ......................................        5,815,000         6,896,000         3,918,000
Net change in income taxes .................................        3,499,000         5,091,000       (13,876,000)
                                                                 -------------     -------------     --------------
Ending standardized measure ................................      $51,426,000       $58,149,000       $68,965,000
                                                                 -------------     -------------     --------------
                                                                 -------------     -------------     --------------


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 1998 and 1997.


                                                             Three Months Ended
                                       ------------------------------------------------------------
                                        3/31/98 (1)       6/30/98         9/30/98        12/31/98
                                       ------------     -----------     -----------     -----------
Year Ended December 31, 1998
      Revenues ....................     $11,178,000      $6,437,000      $5,977,000      $6,500,000
      Gross profit ................       5,895,000       1,747,000       1,499,000       1,515,000
      Net income ..................       4,139,000       1,469,000       1,250,000       1,207,000
      Basic net income per share ..            0.72            0.25            0.22            0.21
      Diluted net income per share             0.70            0.25            0.21            0.21

                                                             Three Months Ended
                                       ------------------------------------------------------------
                                         3/31/97          6/30/97          9/30/97        12/31/97
                                       ------------     -----------     -----------     -----------
Year Ended December 31, 1997
      Revenues ....................     $11,913,000      $9,460,000      $8,561,000      $8,916,000
      Gross profit ................       3,565,000       2,559,000       2,033,000       2,034,000
      Net income ..................       2,677,000       1,954,000       1,577,000       1,894,000
      Basic net income per share ..            0.46            0.34            0.27            0.33
      Diluted net income per share             0.45            0.33            0.27            0.32



   (1) During the quarter ended March 31, 1998, the Company terminated a gas sales agreement for $3,850,000, which is included in revenues and gross profit, and reported net income of $2,500,000 from this non-recurring item.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prima Energy Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on the 19th day of March, 1999.

                                        PRIMA ENERGY CORPORATION



                                        By: /s/ Richard H. Lewis
                                            -----------------------------
                                            Richard H. Lewis, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.


              SIGNATURE                                             TITLE                                         DATE


 /s/Richard H. Lewis                                                                                          March 19, 1999
 ----------------------------------------
 Richard H. Lewis                                         Chairman, President, Treasurer,
                                                          (Principal Executive and
                                                          Financial Officer)

 /s/Robert E. Childress                                                                                        March 19, 1999
 ---------------------------------------
 Robert E. Childress                                      Director


 /s/Douglas J. Guion                                                                                           March 19, 1999
 ---------------------------------------
 Douglas J. Guion                                         Director


 /s/John P. Lockridge                                                                                          March 19, 1999
 ---------------------------------------
 John P. Lockridge                                        Director


 /s/George L. Seward                                                                                           March 19, 1999
 ---------------------------------------
 George L. Seward                                         Director


 /s/Sandra J. Irlando                                                                                          March 19, 1999
 ---------------------------------------
 Sandra J. Irlando                                        Vice President of Accounting
                                                          and Controller