Form 10-Q
period 1999-03-31
PRIMA ENERGY CORP
filed 1999-05-17
CIK 318107

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

          [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

As of April 30, 1999, the Registrant had 5,673,429 shares of Common Stock, $0.015 Par Value, outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           PRIMA ENERGY CORPORATION


                                     INDEX

    PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                     ----
         Item 1.   Financial Statements

              Unaudited consolidated balance sheets . . . . . . . . . . . . . . . . . . . . . . . .    3

              Unaudited consolidated statements of income . . . . . . . . . . . . . . . . . . . . .    5

              Unaudited consolidated statements of comprehensive income . . . . . . . . . . . . . .    6

              Unaudited consolidated statements of cash flows . . . . . . . . . . . . . . . . . . .    7

              Notes to unaudited consolidated financial statements . . . . . . . . . . . . . . . . .   8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . .  11

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

         Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
             Private Securities Litigation Reform Act of 1995. . . . . . . . . . . . . . . . . . . .  17


    PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                          PRIMA ENERGY CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                              ASSETS

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1999             1998
                                                                          ------------     ------------
CURRENT ASSETS
Cash and cash equivalents.............................................    $    996,000     $  2,522,000
Cash held in like-kind exchange escrow................................      25,951,000                0
Available for sale securities, at market..............................       2,279,000        2,391,000
Receivables (net of allowance for doubtful
  accounts: 3/31/99, $47,000; 12/31/98, $47,000)......................       3,667,000        4,696,000
Tubular goods inventory...............................................         548,000          612,000
Other.................................................................         195,000          452,000
                                                                          ------------     ------------

      Total current assets............................................      33,636,000       10,673,000
                                                                          ------------     ------------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method......................................      63,491,000       86,081,000
Less accumulated depreciation,
  depletion and amortization..........................................     (34,277,000)     (33,135,000)
                                                                          ------------     ------------

      Oil and gas properties - net....................................      29,214,000       52,946,000
                                                                          ------------     ------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment............................................       5,271,000        4,353,000
Furniture and equipment...............................................         829,000          815,000
Field office, shop and land...........................................         455,000          439,000
                                                                          ------------     ------------
                                                                             6,555,000        5,607,000
Less accumulated depreciation.........................................      (3,114,000)      (2,946,000)
                                                                          ------------     ------------

      Property and equipment - net....................................       3,441,000        2,661,000
                                                                          ------------     ------------

OTHER ASSETS..........................................................         257,000          586,000
                                                                          ------------     ------------

                                                                          $ 66,548,000     $ 66,866,000
                                                                          ------------     ------------
                                                                          ------------     ------------


See accompanying notes to unaudited consolidated financial statements.

                           PRIMA ENERGY CORPORATION
                     CONSOLIDATED BALANCE SHEETS (cont'd.)
                                  (UNAUDITED)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    MARCH 31,        DECEMBER 31,
                                                                      1999              1998
                                                                   -----------       -----------
CURRENT LIABILITIES
Accounts payable................................................   $   892,000       $ 2,122,000
Amounts payable to oil and gas property owners..................       822,000           973,000
Ad valorem and production taxes payable.........................     1,489,000         1,552,000
Accrued and other liabilities...................................       616,000           439,000
Current portion of notes payable................................       304,000           120,000
                                                                   -----------       -----------

      Total current liabilities.................................     4,123,000         5,206,000

NOTE PAYABLE....................................................       120,000           120,000
AD VALOREM TAXES, non-current...................................     1,464,000         1,088,000
DEFERRED TAX LIABILITY..........................................     9,346,000         9,144,000
                                                                   -----------       -----------

      Total liabilities.........................................    15,053,000        15,558,000
                                                                   -----------       -----------


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized; no shares issued or outstanding...................             0                 0
Common stock, $0.015 par value, 12,000,000 shares
  authorized; 5,835,556 shares issued...........................        87,000            87,000
Additional paid-in capital......................................     4,417,000         4,417,000
Retained earnings...............................................    49,065,000        47,550,000
Accumulated other comprehensive income (loss)...................       (37,000)           51,000
Treasury stock, 158,987 and 63,787 shares at cost...............    (2,037,000)         (797,000)
                                                                   -----------       -----------

      Total stockholders' equity................................    51,495,000        51,308,000
                                                                   -----------       -----------

                                                                   $66,548,000       $66,866,000
                                                                   -----------       -----------
                                                                   -----------       -----------


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                              1999            1998
                                                           ----------     -----------
REVENUES
Oil and gas sales.......................................   $3,826,000     $ 4,150,000
Trading revenues........................................      417,000       1,649,000
Oilfield services.......................................    1,032,000       1,128,000
Management and operator fees............................      240,000         252,000
Interest and dividend income............................      274,000         134,000
Settlement income and other.............................            0       3,865,000
                                                           ----------     -----------
                                                            5,789,000      11,178,000
                                                           ----------     -----------

EXPENSES
Depreciation, depletion and amortization................    1,309,000       1,505,000
Lease operating expense.................................      493,000         504,000
Production taxes........................................      302,000         345,000
Cost of trading.........................................      354,000       1,410,000
Cost of oilfield services...............................      667,000         864,000
General and administrative..............................      574,000         521,000
                                                           ----------     -----------
                                                            3,699,000       5,149,000
                                                           ----------     -----------

INCOME BEFORE INCOME TAXES..............................    2,090,000       6,029,000
PROVISION FOR INCOME TAXES..............................      575,000       1,890,000
                                                           ----------     -----------

NET INCOME..............................................   $1,515,000     $ 4,139,000
                                                           ----------     -----------
                                                           ----------     -----------


BASIC NET INCOME PER SHARE..............................   $     0.26     $      0.72
                                                           ----------     -----------
                                                           ----------     -----------
DILUTED NET INCOME PER SHARE............................   $     0.26     $      0.70
                                                           ----------     -----------
                                                           ----------     -----------

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...........................................    5,745,186       5,770,250
                                                           ----------     -----------
                                                           ----------     -----------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION.........................    5,832,440       5,893,829
                                                           ----------     -----------
                                                           ----------     -----------


     See accompanying notes to unaudited consolidated financial statements.

                           PRIMA ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                        1999         1998
                                                                     ----------   ----------
Net income........................................................   $1,515,000   $4,139,000
                                                                     ----------   ----------

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities...........     (140,000)       3,000
Deferred income tax expense related to unrealized
 gain on available-for-sale securities............................       52,000       (1,000)
                                                                     ----------   ----------

                                                                        (88,000)       2,000
                                                                     ----------   ----------

COMPREHENSIVE INCOME..............................................   $1,427,000   $4,141,000
                                                                     ----------   ----------
                                                                     ----------   ----------



     See accompanying notes to unaudited consolidated financial statements.

                           PRIMA ENERGY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ---------------------------
                                                                             1999             1998
                                                                          ------------    -----------
OPERATING ACTIVITIES
Net income ...........................................................    $  1,515,000    $ 4,139,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization...........................       1,309,000      1,505,000
   Deferred income taxes..............................................         254,000      1,552,000
   Other..............................................................         376,000        338,000
   Changes in current assets and liabilities:
     Receivables......................................................       1,029,000      1,355,000
     Inventory........................................................          64,000         16,000
     Other current assets.............................................         257,000         64,000
     Payables.........................................................      (1,444,000)    (2,128,000)
     Accrued and other liabilities....................................         176,000        183,000
                                                                          ------------    -----------
       Net cash provided by operating activities......................       3,536,000      7,024,000
                                                                          ------------    -----------

INVESTING ACTIVITIES
Additions to oil and gas properties...................................      (3,361,000)    (2,699,000)
Purchases of other property...........................................        (763,000)      (178,000)
Purchases of available for sale securities............................         (28,000)       (28,000)
Proceeds from sales of oil & gas and other property...................      26,281,000         15,000
Increase in cash held in like-kind exchange escrow....................     (25,951,000)             0
                                                                          ------------    -----------
       Net cash used in investing activities..........................      (3,822,000)    (2,890,000)
                                                                          ------------    -----------

FINANCING ACTIVITIES
Treasury stock purchased..............................................      (1,240,000)             0
Proceeds from issuance of common stock................................               0         23,000
                                                                          ------------    -----------
       Net cash provided by (used in) financing activities............      (1,240,000)        23,000
                                                                          ------------    -----------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS................................................      (1,526,000)     4,157,000
CASH AND CASH EQUIVALENTS, beginning of period........................       2,522,000      5,644,000
                                                                          ------------    -----------

CASH AND CASH EQUIVALENTS, end of period..............................    $    996,000    $ 9,801,000
                                                                          ------------    -----------
                                                                          ------------    -----------

Supplemental schedule of noncash investing and financing activities:
        The Company purchased oilfield service assets in March 1999.  A summary of the transaction is as follows:

Fair value of assets acquired.........................................    $    460,000
Cash paid.............................................................         276,000
                                                                          ------------
Note payable issued to seller.........................................    $    184,000
                                                                          ------------
                                                                          ------------

     See accompanying notes to unaudited consolidated financial statements.

                           PRIMA ENERGY CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

    The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 1998.

    The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1999 and 1998.

2.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Prima Energy Corporation and its subsidiaries, herein collectively referred to as "Prima" or the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at March 31, 1999.

3.  NOTES PAYABLE AND LINE OF CREDIT

    The Company's notes payable consist of the following:

                                                          March 31,   December 31,
                                                            1999          1998
                                                          ---------   ------------
          Total.......................................    $424,000      $240,000
          Less, current portion.......................     304,000       120,000
                                                          --------      --------
          Long term...................................    $120,000      $120,000
                                                          --------      --------
                                                          --------      --------

    The Company has two notes payable at March 31, 1999. The first note is dated June 10, 1997 and is due on June 10, 2000. Payments of principal and accrued interest (8% per annum) are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary. The note balance was $240,000 at March 31, 1999.

    The second note is for $184,000. It is dated March 10, 1999 and is due in one annual installment of principal and accrued interest (8% per annum) on March 10, 2000. The note financed the purchase of oilfield service equipment by Action Energy Services, a newly formed wholly owned subsidiary.

    Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (7.75% at March 31, 1999), with interest payable monthly. At December 31, 1998 and March 31, 1999, there were no amounts outstanding under the line of credit.

4.  HEDGING ACTIVITIES

    The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company did not hedge any of its oil production in the first quarters of 1999 or 1998, and hedged approximately 21% and 51% of its natural gas production in these same periods. Hedging gains and losses were $55,000 and $(126,000) for the quarters ended March 31, 1999 and 1998, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At March 31, 1999, the Company had open oil futures contracts for May 1999 (10,000 barrels) and June 1999 (10,000 barrels), with unrealized losses of $10,000 and $11,000, respectively.

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

    The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                                           Income         Shares       Per Share
                                                         (Numerator)   (Denominator)     Amount
                                                         -----------   -------------   ----------
Quarter Ended March 31, 1999:
     Basic Net Income per Share.........................  $1,515,000     5,745,186       $ 0.26
                                                                                         ------
                                                                                         ------
     Effect of Stock Options............................                    87,254
                                                          ----------     ---------
     Diluted Net Income per Share.......................  $1,515,000     5,832,440       $ 0.26
                                                          ----------     ---------       ------
                                                          ----------     ---------       ------

Quarter Ended March 31, 1998:
     Basic Net Income per Share.........................  $4,139,000     5,770,250       $ 0.72
                                                                                         ------
                                                                                         ------
     Effect of Stock Options............................                   123,579
                                                          ----------     ---------
     Diluted Net Income per Share.......................  $4,139,000     5,893,829       $ 0.70
                                                          ----------     ---------       ------
                                                          ----------     ---------       ------

       During the quarter ended March 31, 1999, the Company repurchased 95,200 shares for $1,240,000 as treasury stock pursuant to a stock repurchase program whereby the Board of Directors has authorized the repurchase of up to 5% of the Company's common stock, depending upon market conditions, the Company's financial condition, anticipated capital requirements and liquidity, among other factors.

6.  SALE OF OIL AND GAS PROPERTIES

    The Company sold certain of its oil and gas properties and related assets on January 21, 1999, for approximately $26,000,000 (subject to certain closing and post closing adjustments). The assets sold consisted of all of the Company's interest in 16,253 gross acres and 135 producing wells and related equipment in the Bonny Field in Yuma County, Colorado. Prima also sold its 15.5% interest in the Bonny Gathering Company joint venture, which owned the pipeline, gathering, compression and dehydration facilities at the Bonny Field. Prima had served as the managing venturer and operator of Bonny Gathering Company since initial development of the field in 1982.

    The sales proceeds have been placed in a like-kind exchange escrow account with Norwest Bank Colorado, National Association as escrow agent.
The Company intends to identify and close on certain qualifying properties pursuant to the like-kind exchange provisions of Section 1031 of the Internal Revenue Code of 1986. Pursuant to these tax provisions, Prima must identify the qualifying properties within 45 days and close within 180 days of the closing of the Bonny Field transaction. On March 5, 1999, the Company filed a listing of qualifying properties with the escrow agent. This list included oil and gas properties and other real estate properties. There is no assurance the Company will be able to close on these properties within the applicable time limit. To the extent the Company does not close on qualifying properties, the unexpended funds will be disbursed from the escrow account to Prima and will be subject to federal and state income taxes of approximately $6 million after utilization of minimum tax credit carryforwards..

    The Company has reflected the proceeds received attributable to the producing wells and leasehold interests as a credit to the carrying value of its oil and gas properties, as the properties sold were less than 25% of the Company's proved reserves.

                            PRIMA ENERGY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 1999 was $3,536,000 compared to $7,024,000 for the same three month period of 1998. Net working capital at March 31, 1999 was $3,562,000 (net of $25,951,000 held in a like-kind exchange escrow account) compared to $5,467,000 at December 31, 1998. Current liabilities at March 31, 1999 decreased from December 31, 1998 amounts by $1,083,000, while current assets decreased by $2,988,000 (net of the funds held in a like-kind exchange escrow account) for the same period. Cash flow from operations in the first quarter of 1998 benefited from a contract settlement payment of $3,850,000, due to the early termination of a gas supply contract.

    The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn. On January 21, 1999, Prima closed on the sale of all of its interest in the Bonny Field acreage, wells, and gathering system for approximately $26 million. Prima placed the proceeds from this sale in a like-kind exchange escrow account with a qualified intermediary with the intent of identifying and closing on certain qualifying properties pursuant to like-kind exchange provisions of Section 1031 of the Internal Revenue Code. These qualifying properties include oil and gas properties and other real estate properties. In the event the Company is unable to close on qualifying properties pursuant to these requirements, the proceeds will be taxable.

    The Company invested $4,124,000 in property and equipment during the quarter ended March 31, 1999, compared to $2,877,000 for the 1998 quarter. The Company expended $2,605,000 during the 1999 quarter for its proportionate share of the costs of drilling, completing and refracturing wells, $689,000 for undeveloped acreage, $67,000 for developed properties and $763,000 for other property and equipment. These expenditures compare to $2,315,000 for well costs, $384,000 for undeveloped acreage and $178,000 for other equipment in the 1998 quarter. The Company also expended $1,240,000 for the purchase of treasury stock during the first quarter of 1999.

    During the first quarter of 1999, the Company participated in the refracturing of nineteen gross (16.2 net) wells in the Wattenberg Area of the Denver Basin. All of these wells have been successfully completed and placed back on production. Production increases have averaged 180 Mcf of natural gas and 8 barrels of oil per day. Current plans are to refrac or recomplete an additional 37 wells in this area during the remainder of 1999, and to drill approximately 9 new wells in the Wattenberg Area and on leases at Denver International Airport, at an estimated combined gross capital expenditure of $6.2 million. To date in the second quarter, five additional refrac wells have been completed and placed on production.

    The Company drilled and set pipe on an offset well in the Cedar Draw area of the Powder River Basin of Wyoming during the first quarter of 1999. This well, the Cedar Draw Federal 11-21, in which Prima owns a 100% working interest, is currently scheduled to be completed in June of 1999. The Company anticipates drilling three additional 10,000 foot Muddy Formation test wells in this area during the remainder of 1999, at an estimated capital expenditure of $2.5 million.

    The Company continues to participate in the development of the Cave Gulch area in the Wind River Basin of Wyoming. Prima participated in the drilling of three non-operated wells during the first quarter of 1999 and in the completion of a well which was drilled in December 1998. Prima's working interests in these wells range from 6% to 15%. Three of the four wells were producing as of May 10, 1999 and one was drilling.

    During the first quarter of 1999, the Company acquired additional undeveloped acreage, primarily by adding to its acreage position in the Powder River Basin, where the Company owns about 100,000 acres in the burgeoning coalbed methane play.

    During March of 1999, the Company formed a new subsidiary oilfield service company, Action Energy Services ("AES"). AES is a Wyoming corporation formed to provide services for Prima and other parties in the Powder River Basin area. AES acquired the assets of Star Drilling Company for $460,000 and other service equipment for $283,000 during the first quarter of 1999. AES anticipates generating its first revenues during the second quarter of this year.

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

RESULTS OF OPERATIONS

    For the quarter ended March 31, 1999, the Company earned net income of $1,515,000, or $.26 per diluted share, on revenues of $5,789,000, compared to net income of $4,139,000, or $.70 per diluted share on revenues of $11,178,000 for the comparable quarter of 1998. Expenses were $3,699,000 for the 1999 quarter compared to $5,149,000 for the 1998 quarter. Revenues decreased $5,389,000, or 48%, expenses decreased $1,450,000, or 28% and net income decreased $2,624,000, or 63%. During the first quarter of 1998, the Company recorded non-recurring revenues of $3,850,000 ($2,500,000 after taxes) from the early termination of a gas sales agreement.

    Oil and gas sales for the quarter ended March 31, 1999 were $3,826,000 compared to $4,150,000 for the same period of 1998, a decrease of $324,000 or 8%. The decrease is attributable to significantly lower oil and gas prices, which were partially offset by increased production for both oil and natural gas. The Company's net natural gas production was 1,748,000 Mcf and 1,510,000 Mcf for the first quarters of 1999 and 1998, respectively, an increase of 238,000 Mcf or 16%. The Company's net oil production was 81,000 barrels compared to 68,000 barrels for the same periods, an increase of 13,000 barrels or 19%. Net production on a BOE basis increased 17% from 319,000 BOE to 372,000 BOE.

    The average price received for natural gas production was $1.66 per Mcf for the 1999 quarter compared to $2.10 per Mcf for the 1998 quarter, a decrease of $0.44 per Mcf or 21%. Approximately 5% of the natural gas production at March 31, 1998 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.91 for the 1998 quarter. The wells subject to the fixed price contract were sold by the Company effective January 1, 1999. The average price received for oil in 1999 was $11.42 per barrel compared to $14.49 per barrel for the same period of 1998, a decrease of $3.07 per barrel or 21%. During the first quarter of 1999, the Company hedged approximately 21% of its natural gas production. Hedging gains of $55,000 are included in oil and gas revenues for this period, which increased the average price received per Mcf of natural gas by $0.03. No oil production was hedged during the first quarter
of 1999.   During the first quarter of 1998, the Company hedged approximately
51% of its natural gas production.

Hedging losses of $126,000 are included in oil and gas revenues for this period, which decreased the average price received per Mcf of natural gas by $0.08. No oil production was hedged during the first quarter of 1998.

    Lease operating expenses and production taxes ("LOE") were $795,000 for the 1999 quarter compared to $849,000 for the 1998 quarter, a decrease of $54,000 or 6%. Depreciation, depletion and amortization ("DD&A") was $1,309,000 for the first quarter of 1999 compared to $1,505,000 for the first quarter of 1998, a decrease of $196,000 or 13%. Production for the quarter ended March 31, 1999 was 372,000 BOE compared to 319,000 BOE for the quarter ended March 31, 1998. LOE per equivalent barrel of production was $2.13 for the first quarter of 1999 compared to $2.66 for the comparable quarter of 1998. The rates for 1998 were higher than those experienced in 1999 due to workover expenses and additional production taxes resulting from higher product prices. DD&A applicable to oil and gas properties was $3.07 per equivalent barrel of production for the 1999 quarter compared to $4.30 per equivalent barrel of production for the 1998 quarter. The DD&A rate is lower in 1999 due to the lower net carrying value of oil and gas properties resulting from the crediting of proceeds from the sale of the Bonny wells to the full cost pool. Depreciation of other property and equipment was $167,000 and $131,000 for the quarters ended March 31, 1999 and 1998, respectively.

    Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $417,000 for the three months ended March 31, 1999, a $1,232,000, or 75% decrease from the $1,649,000 reported for the three months ended March 31, 1998. The Company marketed 180,000 MMBtus for the first quarter of 1999 compared to 598,000 MMBtus marketed during the comparable quarter of 1998, a decrease of 418,000 or 70%. Costs of trading were $354,000 for the 1999 quarter compared to $1,410,000 for the 1998 quarter, a decrease of $1,056,000 or 75%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

    Oilfield services represent the revenues earned by Action Oilfield Services, Inc., a wholly owned subsidiary. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues from third parties were $1,032,000 for the quarter ended March 31, 1999 compared to $1,128,000 for the comparable quarter of 1998. This $96,000, or 9%, decrease in revenues was attributable to a higher percentage of work being performed on Prima wells, which is eliminated in the consolidated financial statements. For the quarter ended March 31, 1999, 26% of the fees billed by Action were for Company owned wells compared to 9% for the quarter ended March 31, 1998. Costs of oilfield services were $667,000 for the quarter ended March 31, 1999 compared to $864,000 for the same quarter of 1998, a decrease of $197,000 or 23% which is largely attributable to the elimination of costs associated with the Company's wells in the consolidated financial statements.

    Management and operator fees are earned pursuant to the Company's roles as operator for oil and natural gas wells (approximately 375 at March 31, 1999 and 1998), located primarily in the Wattenberg Field area of Weld County, Colorado, and as managing venturer of a joint venture which owned gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the first quarter of 1999 were $240,000 compared to $252,000 for the same period of 1998, a decrease of $12,000 or 5%. In January 1999, the Company sold its interest in the Bonny Field assets, but continued to provide various services to the new owner through March 31, 1999. Management and operator fees attributable to the Bonny Field system were $66,000 and $101,000 for 1999 and 1998, respectively.

    General and administrative expenses were $574,000 for the quarter ended March 31, 1999 compared to $521,000 for the quarter ended March 31, 1998, an increase of $53,000 or 10%. The Company's general and administrative costs have increased due to expansion of the Company's areas of activity.

    The provision for income taxes decreased $1,315,000 to $575,000 for the three months ended March 31, 1999 compared to $1,890,000 for the three months ended March 31, 1998. The decrease was attributable to the decrease in income before income taxes, which totaled $2,090,000 for the 1999 quarter compared to $6,029,000 for the 1998 quarter, a decrease of $3,939,000, or 65%. The effective income tax rate decreased from 31.4% for the 1998 quarter to 27.5% for the 1999 quarter. Effective tax rates are affected by amounts of permanent differences between financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

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

    Note 4 to the unaudited consolidated financial statements provides further disclosure with respect to derivatives and related accounting policies.

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

    The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts and price swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. As of May 12, 1999, the Company had the following derivative positions in place:

                                      Volume                                 Unrealized
Type of Derivative                (Bbls) or (Mcf)           Term             Gain/(Loss)
------------------------------    ---------------     -----------------      -----------
Oil futures                           16,000          June 1999               $(13,620)
Oil futures                            5,000          July 1999                  2,700
Oil calls                             10,000          July 1999                 (3,050)
Natural gas calls                    100,000          June 1999                 (9,400)
Natural gas calls                    100,000          July 1999                 (5,800)
Natural gas calls                    100,000          August 1999               (9,700)
Natural gas commodity swap           300,000          May-October 1999         (48,000)
Natural gas commodity swap           250,000          June-October 1999        (27,500)

    During the first quarter of 1999, the Company sold 81,000 barrels of oil. A hypothetical decrease of $1.14 per barrel (10% of average first quarter prices) would have decreased the Company's production revenues by $92,000 for that period. The Company sold 1,748,000 Mcf of natural gas during the first quarter of 1999. A hypothetical decrease of $.166 per Mcf (10% of average first quarter prices) would have decreased the Company's production revenues by $290,000 for that period.

                              --------------------

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "expects" or "estimates" and similar expressions identify forward-looking statements.
Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, beginning on page 16.

                              --------------------

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

         The following exhibit is filed herewith pursuant to Rule 601 of Regulation S-K.

    EXHIBIT NO.                              DOCUMENT
    27                                       Financial Data Schedules

         (B)   REPORTS ON FORM 8-K

         A Form 8-K dated January 21, 1999, announced the sale of oil and gas properties and related assets for $26 million. See Note 6 of the Notes to Unaudited Consolidated Financial Statements for additional discussion of this transaction.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PRIMA ENERGY CORPORATION
                                                     (Registrant)



Date          May 14, 1999                     By /s/ Richard H. Lewis
     ---------------------------                 -------------------------------

                                               Richard H. Lewis,
                                               President and
                                               Principal Financial Officer