Form 10-Q
period 1999-06-30
PRIMA ENERGY CORP
filed 1999-08-16
CIK 318107

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

As of August 3, 1999, the Registrant had 5,705,929 shares of Common Stock, $0.015 Par Value, outstanding.

                            PRIMA ENERGY CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                PAGE

  Item 1.   Financial Statements

       Unaudited consolidated balance sheets...................................  3

       Unaudited consolidated statements of income.............................  5

       Unaudited consolidated statements of comprehensive income...............  6

       Unaudited consolidated statements of cash flows.........................  7

       Notes to unaudited consolidated financial statements....................  8

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................... 12

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 17

  Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
      Private Securities Litigation Reform Act of 1995......................... 19


PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders................. 20

  Item 6.  Exhibits and Reports on Form 8-K.................................... 20

  Signatures................................................................... 21


                            PRIMA ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                    JUNE 30,         DECEMBER 31,
                                                                     1999               1998
                                                                -------------       -------------
CURRENT ASSETS
Cash and cash equivalents...................................    $  27,415,000       $   2,522,000
Available for sale securities, at market....................        2,116,000           2,391,000
Receivables (net of allowance for doubtful
  accounts: 6/30/99, $47,000; 12/31/98, $47,000)............        4,727,000           4,696,000
Tubular goods inventory.....................................          516,000             612,000
Other.......................................................          273,000             452,000
                                                                -------------       -------------
    Total current assets....................................       35,047,000          10,673,000
                                                                -------------       -------------
OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method............................       64,771,000          86,081,000
Less accumulated depreciation,
  depletion and amortization................................      (35,436,000)        (33,135,000)
                                                                -------------       -------------
    Oil and gas properties - net............................       29,335,000          52,946,000
                                                                -------------       -------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment..................................        5,960,000           4,353,000
Office furniture and equipment..............................          849,000             815,000
Field office, shop and land.................................          474,000             439,000
                                                                -------------       -------------
                                                                    7,283,000           5,607,000
Less accumulated depreciation...............................       (3,236,000)         (2,946,000)
                                                                -------------       -------------
  Property and equipment - net..............................        4,047,000           2,661,000
                                                                -------------       -------------
OTHER ASSETS................................................          257,000             586,000
                                                                -------------       -------------
                                                                $  68,686,000       $  66,866,000
                                                                -------------       -------------
                                                                -------------       -------------


    See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JUNE 30,         DECEMBER 31,
                                                                     1999               1998
                                                                -------------       -------------
CURRENT LIABILITIES
Accounts payable ..........................................     $  1,217,000        $  2,122,000
Amounts payable to oil and gas property owners ............        1,710,000             973,000
Production taxes payable ..................................        1,456,000           1,552,000
Income taxes payable ......................................        5,788,000                   0
Accrued and other liabilities .............................          397,000             439,000
Current portion of note payable ...........................          304,000             120,000
                                                                -------------       -------------
      Total current liabilities ...........................       10,872,000           5,206,000

NOTE PAYABLE ..............................................                0             120,000
PRODUCTION TAXES, non-current .............................          541,000           1,088,000
DEFERRED TAX LIABILITY ....................................        4,080,000           9,144,000
                                                                -------------       -------------
      Total liabilities ...................................       15,493,000          15,558,000
                                                                -------------       -------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized; no shares issued or outstanding .............                0                   0
Common stock, $0.015 par value, 12,000,000 shares
  authorized; 5,838,056 and 5,835,556 shares issued .......           87,000              87,000
Additional paid-in capital ................................        4,440,000           4,417,000
Retained earnings .........................................       50,841,000          47,550,000
Unrealized gain (loss) on available for sale securities....          (95,000)             51,000
Treasury stock, 162,127 and 63,787 shares at cost .........       (2,080,000)           (797,000)
                                                                -------------       -------------
      Total stockholders' equity ..........................       53,193,000          51,308,000
                                                                -------------       -------------
                                                                $ 68,686,000        $ 66,866,000
                                                                -------------       -------------
                                                                -------------       -------------


    See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                      JUNE 30,
                                               1999             1998          1999             1998
                                            ------------   ------------    ------------   ------------
REVENUES
Oil and gas sales .......................   $  4,597,000   $  4,126,000    $  8,423,000   $  8,276,000
Trading revenues ........................        664,000        931,000       1,081,000      2,580,000
Oilfield services .......................      1,074,000        989,000       2,106,000      2,117,000
Management and operator fees ............        149,000        262,000         389,000        514,000
Interest and dividend income ............        332,000        137,000         606,000        271,000
Other ...................................         30,000         (8,000)         30,000      3,857,000
                                            ------------   ------------    ------------   ------------
                                               6,846,000      6,437,000      12,635,000     17,615,000
                                            ------------   ------------    ------------   ------------
EXPENSES
Depreciation, depletion  and amortization      1,347,000      1,634,000       2,656,000      3,139,000
Lease operating expense .................        539,000        517,000       1,032,000      1,021,000
Production taxes ........................        418,000        319,000         720,000        664,000
Cost of trading .........................        747,000      1,034,000       1,101,000      2,444,000
Cost of oilfield services ...............        866,000        593,000       1,533,000      1,457,000
General and administrative ..............        618,000        456,000       1,192,000        977,000
                                            ------------   ------------    ------------   ------------
                                               4,535,000      4,553,000       8,234,000      9,702,000
                                            ------------   ------------    ------------   ------------
INCOME BEFORE INCOME TAXES ..............      2,311,000      1,884,000       4,401,000      7,913,000
PROVISION FOR INCOME TAXES ..............        535,000        415,000       1,110,000      2,305,000
                                            ------------   ------------    ------------   ------------
NET INCOME ..............................   $  1,776,000   $  1,469,000    $  3,291,000   $  5,608,000
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------
BASIC NET INCOME PER SHARE ..............   $       0.31   $       0.25    $       0.58   $       0.97
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------
DILUTED NET INCOME PER SHARE ............   $       0.31   $       0.25    $       0.57   $       0.95
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING ....................      5,674,923      5,772,556       5,709,861      5,771,410
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION .........      5,803,695      5,906,081       5,805,170      5,894,808
                                            ------------   ------------    ------------   ------------
                                            ------------   ------------    ------------   ------------


    See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                              1999            1998          1999            1998
                                           -----------    -----------    -----------    -----------
Net income .............................   $ 1,776,000    $ 1,469,000    $ 3,291,000    $ 5,608,000
                                           -----------    -----------    -----------    -----------
Other comprehensive income:
Unrealized gain (loss) on
  available-for-sale securities ........       (93,000)        (4,000)      (233,000)             0
Deferred income tax expense related
   to unrealized gain (loss) on
   available-for-sale securities .......        35,000          2,000         87,000              0
                                           -----------    -----------    -----------    -----------
                                               (58,000)        (2,000)      (146,000)             0
                                           -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME ...................   $ 1,718,000    $ 1,467,000    $ 3,145,000    $ 5,608,000
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------


    See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 ----------------------------
                                                                                     1999             1998
                                                                                 ------------    ------------
OPERATING ACTIVITIES
Net income ...................................................................   $  3,291,000    $  5,608,000
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization ..................................      2,656,000       3,139,000
   Deferred income taxes .....................................................        731,000       1,669,000
   Current taxes from sale of oil and gas properties..........................     (5,704,000)              0
   Other .....................................................................        (30,000)        (50,000)
   Changes in operating assets and liabilities:
     Receivables .............................................................        (31,000)      1,646,000
     Inventory ...............................................................         96,000         (75,000)
     Other current assets ....................................................        175,000         105,000
     Accounts payable and payables to owners..................................       (168,000)     (2,311,000)
     Production taxes payable.................................................       (643,000)       (542,000)
     Income taxes payable.....................................................      5,788,000               0
     Accrued and other liabilities ...........................................        (42,000)       (175,000)
                                                                                 ------------    ------------
       Net cash provided by operating activities .............................      6,119,000       9,014,000
                                                                                 ------------    ------------

INVESTING ACTIVITIES
Proceeds from sales of oil and gas and other assets ..........................     27,421,000          56,000
Additions to oil and gas properties ..........................................     (5,561,000)     (7,637,000)
Purchases of other property ..................................................     (1,650,000)       (698,000)
Purchases of available for sale securities ...................................        (56,000)       (459,000)
                                                                                 ------------    ------------
       Net cash provided by (used in) investing activities ...................     20,154,000      (8,738,000)
                                                                                 ------------    ------------

FINANCING ACTIVITIES
Treasury stock purchased .....................................................     (1,283,000)              0
Proceeds from issuance of common stock .......................................         23,000          23,000
Repayment of long term debt ..................................................       (120,000)       (120,000)
                                                                                 ------------    ------------
        Net cash used in financing activities ................................     (1,380,000)        (97,000)
                                                                                 ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS ........................................     24,893,000         179,000
CASH AND CASH EQUIVALENTS, beginning of period ...............................      2,522,000       5,644,000
                                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, end of period .....................................   $ 27,415,000    $  5,823,000
                                                                                 ------------    ------------
                                                                                 ------------    ------------


Supplemental schedule of noncash investing and financing activities:

        The Company purchased oilfield service assets in March 1999. A summary of the transaction is as follows:

Fair value of assets acquired ..............................    $  460,000
Cash paid ..................................................       276,000
                                                                ----------
Note payable issued to seller .............................     $  184,000
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

           The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the six month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1999 and 1998.

2.  BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at June 30, 1999.

3.  NOTES PAYABLE AND LINE OF CREDIT

           The Company's notes payable consist of the following:

                                         June 30,        December 31,
                                          1999              1998
                                       ----------        ------------
    Total ...................          $ 304,000          $ 240,000
    Less, current portion....            304,000            120,000
                                       ---------          ---------
    Long term ...............          $       0          $ 120,000
                                       ---------          ---------
                                       ---------          ---------

           The Company has two notes payable at June 30, 1999. The first note is dated June 10, 1997 and is due on June 10, 2000. Payments of principal and accrued interest (8% per annum) are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary. The note balance was $120,000 at June 30, 1999.

           The second note is for $184,000. It is dated March 10, 1999 and is due in one annual installment of principal and accrued interest (8% per annum) on March 10, 2000. The note financed the purchase of oilfield service equipment by Action Energy Services, a newly formed wholly owned subsidiary.

           Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (7.75% at June 30, 1999), with interest payable monthly. At December 31, 1998 and June 30, 1999, there were no amounts outstanding under the line of credit.

4.  HEDGING ACTIVITIES

           The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 57% and 0% of its oil production in the first six months of 1999 and 1998, respectively, and hedged approximately 23% and 47% of its natural gas production in these same periods. Hedging gains and losses were $13,000 and $(193,000) for the six months ended June 30, 1999 and 1998, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At June 30, 1999, the Company had written natural gas call options for August 1999 for 100,000 MMBtu with unrealized gains of $2,000, and open swaps (variable for fixed) of 100,000 MMBtu per month for each of the three months of August through October 1999 with unrealized losses of $70,000. Additionally, Prima Natural Gas Marketing, Inc., a wholly owned subsidiary of the Company, had sold physical volumes at fixed prices of 6,000 MMBtu per day for each of the months of July through October 1999, which have unrealized losses of $300,000. These sales are reflected as trading revenue and cost of trading in the accompanying income statement. At August 10, 1999, the Company had no hedges in place or commitments in its marketing subsidiary which extend beyond October of 1999. At June 30, 1999 and August 10, 1999, the Company had no open futures transactions that did not correspond to anticipated physical transactions.

           During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2001. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 133.

5.  COMMON STOCK

           Pursuant to the provisions of the Prima Energy Corporation 1993 Stock Incentive Plan, during the second quarter of 1999, 2,500 shares of Prima's common stock were issued upon the exercise of stock options for total proceeds of $23,000. Subsequent to June 30, 1999, an additional 30,000 shares of common stock were issued for total proceeds of $265,000. This increased the total number of shares of common stock outstanding to 5,705,929 as of August 10, 1999.

           During the six months ended June 30, 1999, the Company repurchased 98,340 shares of its common stock for $1,283,000 as treasury stock pursuant to a stock repurchase program whereby the Board of Directors has authorized the repurchase of up to 5% of the Company's common stock, depending upon market conditions, the Company's financial condition, anticipated capital requirements and liquidity, among other factors.

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

           The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                                        Income          Shares         Per Share
                                                      (Numerator)     (Denominator)      Amount
                                                      -----------     -----------     ----------
Quarter Ended June 30, 1999:
  Basic Net Income per Share......................    $ 1,776,000       5,674,923       $ 0.31
                                                                                        ------
                                                                                        ------
  Effect of Stock Options.........................                        128,772
                                                      -----------     -----------
  Diluted Net Income per Share....................    $ 1,776,000       5,803,695       $ 0.31
                                                      -----------     -----------       ------
                                                      -----------     -----------       ------
Quarter Ended June 30, 1998:
  Basic Net Income per Share......................    $ 1,469,000       5,772,556       $ 0.25
  Effect of Stock Options.........................                        133,525
                                                      -----------     -----------
  Diluted Net Income per Share....................    $ 1,469,000       5,906,081       $ 0.25
                                                      -----------     -----------       ------
                                                      -----------     -----------       ------
Six Months Ended June 30, 1999:
  Basic Net Income per Share......................    $ 3,291,000       5,709,861       $ 0.58
                                                                                        ------
                                                                                        ------
  Effect of Stock Options.........................                         95,309
                                                      -----------     -----------
  Diluted Net Income per Share....................    $ 3,291,000       5,805,170       $ 0.57
                                                      -----------     -----------       ------
                                                      -----------     -----------       ------
Six Months Ended June 30, 1998:
  Basic Net Income per Share......................    $ 5,608,000       5,771,410       $ 0.97
                                                                                        ------
                                                                                        ------
  Effect of Stock Options.........................                        123,398
                                                      -----------     -----------
  Diluted Net Income per Share....................    $ 5,608,000       5,894,808       $ 0.95
                                                      -----------     -----------       ------
                                                      -----------     -----------       ------


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

           The sales proceeds were placed in a like-kind exchange escrow account pursuant to the provisions of Section 1031 of the Internal Revenue Code of 1986. The Company did not close on any qualifying transactions within 180 days of the closing of the Bonny Field transactions, the time limit mandated by the IRS provisions. The Company has accounted for the sale of the producing wells and leasehold interests as a credit to the carrying value of its oil and gas properties, as the properties sold were less than 25% of the Company's proved reserves. The estimated federal and state income taxes due of approximately $6,000,000 have been reflected in the accompanying balance sheet as a current liability.

                            PRIMA ENERGY CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

           The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities for the six months ended June 30, 1999 was $6,119,000 compared to $9,014,000 for the same six month period of 1998. Net working capital at June 30, 1999 was $24,175,000 compared to $5,467,000 at December 31, 1998. Current assets at June 30, 1999 increased from December 31, 1998 levels by $24,374,000 and current liabilities increased by $5,666,000 for the same period. The increase in working capital of $18,708,000 was primarily generated by sales of oil and gas properties and by cash flows from operations during the six months ended June 30, 1999. The Company also received proceeds from the sales of securities and other assets of $551,000 during the period. Cash flow from operations in 1998 benefited from a contract settlement payment of $3,850,000, due to the early termination of a gas supply contract. The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

           On January 21, 1999, Prima closed on the sale of all of its interest in the Bonny Field acreage, wells, and gathering system for approximately $26 million. Proceeds were credited against oil and gas properties with no gain recognition in accordance with generally accepted accounting principles. Prima placed the proceeds from this sale in a like-kind exchange escrow account with a qualified intermediary. Prima did not close on any of the identified qualifying properties pursuant to the like-kind exchange provisions of Section 1031 of the Internal Revenue Code. The funds were disbursed from the escrow account in July 1999 and will be subject to federal and state income taxes of approximately $6 million after utilization of minimum tax credit carryforwards. This liability has been reflected as a current liability in the accompanying balance sheet.

           The Company invested $7,211,000 in property and equipment during the six months ended June 30, 1999, compared to $8,335,000 for the 1998 six month period. The Company expended $4,432,000 during the 1999 period for its proportionate share of the costs of drilling, completing and refracturing wells, $1,030,000 for undeveloped acreage, $99,000 for developed properties and $1,650,000 for other property and equipment. These expenditures compare to $5,407,000 for well costs, $2,205,000 for undeveloped acreage, $25,000 for producing properties and $698,000 for other equipment in the 1998 period. The Company also expended $1,283,000 for the purchase of treasury stock during the first six months of 1999.

           During the first six months of 1999, the Company refractured or recompleted 28 gross (21.9 net) wells in the Wattenberg Field Area of the Denver Basin. All of these operations have been successfully completed and the wells are all back on production. Production increases have averaged 180 Mcf of natural gas and 8 barrels of oil per day. Current plans are to refrac or recomplete approximately 30 additional wells in this area during the second half of 1999. In addition, the Company plans to drill approximately 15 to 25 new wells in the Wattenberg Area and on leases at Denver International Airport. To date in the third quarter, four additional refrac wells have been completed and placed on production and the first of the additional wells at DIA has commenced drilling.

           The Company drilled and set pipe on an offset well in the Cedar Draw area of the Powder River Basin of Wyoming during the first quarter of 1999. The well, the Cedar Draw Federal 11-21, was completed during July 1999 and is currently producing at rates of 1,360 Mcf of natural gas and 37 barrels of oil per day. The Company has drilled two additional wells in this area in July 1999. One is currently waiting on completion and one was plugged and abandoned. The Company currently anticipates drilling one additional 10,000 foot Muddy Formation test well in this area during the remainder of 1999.

           To date in 1999, the Company has drilled three coalbed methane test wells in the Powder River Basin of Wyoming. These wells were drilled as initial test wells to enable the Company to begin to test and evaluate its acreage. The Company anticipates drilling additional initial test wells and beginning multi-well test pods during the remainder of 1999 and into 2000. The number of wells and timing thereof will be dependent to a great extent on: 1) the issuance of a Record of Decision under an ongoing Environmental Impact Study, 2) the lifting of a current moratorium on the issuance of drilling permits on federal acreage by the BLM and, 3) the Company's ability to obtain water discharge permits. It is the Company's understanding that a Record of Decision has been delayed until November of 1999 from a previously anticipated September date. The Company continues to acquire and evaluate acreage in this burgeoning play, where approximately 135,000 acres are under lease as of the date of this report.

           The Company continues to participate in development of the Cave Gulch area in the Wind River Basin of Wyoming. Prima participated in the drilling of three non-operated wells during the first quarter of 1999 and two additional wells during the second quarter of 1999. Prima's working interests in these wells range from 6% to 15%. Three of these wells were producing, one was being completed and one was drilling as of August 10, 1999.

           During March of 1999, the Company formed a new subsidiary oilfield service company, Action Energy Services ("AES"). AES is a Wyoming corporation formed to provide services for Prima and other parties in the Powder River Basin area. AES acquired the assets of Star Drilling Company for $460,000 and other service equipment for $1,031,000 during the first six months of 1999. AES generated its first revenues during the second quarter of this year.

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

YEAR 2000 ISSUE

           The Year 2000 Issue is the result of computer applications being written using two digits rather than four to define the applicable year. As the year 2000 approaches, such applications may be unable to accurately process certain date-based information. The Company believes it has identified the significant internal computer applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test compliance. The Company has completed its identified modifications and is continuing to test compliance.

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

           The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has not yet determined the potential adverse effect that Year 2000 risks may have on its financial condition, liquidity or results of operations. The Company's program is expected to significantly reduce the Company's level of uncertainty about Year 2000 issues and, in particular, about Year 2000 compliance and readiness of its third party vendors and associates. The Company believes that, with the modification of its business systems and completion of its assessment program as scheduled, the possibility of significant interruptions of normal operations should be minimal. The cost of Year 2000 compliance has not been specifically tracked but is not anticipated to be material to the Company's financial position or results of operations in any given year.

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

RESULTS OF OPERATIONS

           For the quarter ended June 30, 1999, the Company earned net income of $1,776,000, or $.31 per diluted share, on revenues of $6,846,000, compared to net income of $1,469,000, or $.25 per diluted share, on revenues of $6,437,000 for the comparable quarter of 1998. Expenses were $4,535,000 for the 1999 second quarter compared to $4,553,000 for the 1998 second quarter. Revenues increased $409,000, or 6%, expenses decreased $18,000, or less than 1%, and net income increased $307,000, or 21%.

           For the six months ended June 30, 1999, the Company earned net income of $3,291,000, or $.57 per diluted share, on revenues of $12,635,000, compared to net income of $5,608,000, or $.95 per diluted share, on revenues of $17,615,000 for the six months ended June 30, 1998. Expenses were $8,234,000 for the 1999 six month period compared to $9,702,000 for the 1998 six month period. Revenues decreased $4,980,000, or 28%, expenses decreased $1,468,000, or 15%, and net income decreased $2,317,000, or 41%. During the first quarter of 1998, the Company recorded non-recurring revenues of $3,850,000 ($2,500,000 after taxes) from the early termination of a gas sales agreement.

           Oil and gas sales for the quarter ended June 30, 1999 were $4,597,000 compared to $4,126,000 for the same quarter of 1998, an increase of $471,000 or 11%. The Company's net natural gas production was 1,796,000 Mcf and 1,647,000 Mcf for the second quarters of 1999 and 1998, respectively, an increase of 149,000 Mcf or 9%. Its net oil production was 79,000 barrels compared to 71,000 barrels for the same periods, an increase of 8,000 barrels or 11%. The average price received for natural gas production was $1.89 per Mcf for the 1999 quarter compared to $1.94 per Mcf for the 1998 quarter, a decrease of $.05 per Mcf or 3%. Approximately 4% of natural gas production for the three months ended June 30, 1998 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.76 per Mcf for the 1998 quarter. The wells subject to the fixed price contract were sold by the Company effective January 1, 1999. The average price received for oil in the second quarter of 1999 was $15.24 per barrel compared to $13.11 per barrel for the second quarter of 1998, an increase of $2.13 per barrel or 16%. During the second quarter of 1999, the Company hedged approximately 90% of its oil production and 20% of its natural gas production. Hedging losses of $50,000 are included in oil and gas revenues for this period, which decreased the average price received per barrel of oil by $.63 and had no effect upon the price received per Mcf of natural gas. During the second quarter of 1998, the Company hedged approximately 42% of its natural gas production. Hedging losses of $67,000 decreased the average price received for natural gas by $0.04 per Mcf. No oil was hedged during this period.

           Oil and gas sales for the six months ended June 30, 1999 were $8,423,000 compared to $8,276,000 for the six months ended June 30, 1998, an increase of $147,000 or 2%. The Company's net natural gas production was 3,544,000 Mcf and 3,157,000 Mcf for the first six months of 1999 and 1998, respectively, an increase of 387,000 Mcf or 12%. Its net oil production was 159,000 barrels compared to 139,000 barrels for the same six month periods, an increase of 20,000 barrels or 14%. The average price received for natural gas production was $1.78 per Mcf for the six months ended June 30, 1999 compared to $2.01 per Mcf for the six months ended June 30, 1998, a decrease of $.23 per Mcf or 11%. Approximately 5% of natural gas production for the six months ended June 30, 1998 was attributable to production sold under the fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.83 per Mcf for the six months ended June 30,1998. The average price received for oil for the first six months of 1999 was $13.30 per barrel compared to $13.78 per barrel for the same period of 1998, a decrease of $.48 per barrel or 3%. During the six months ended June 30, 1999, the Company hedged approximately 57% of its oil production and 23% of it natural gas production. Net hedging gains of $13,000 reduced the average price received per barrel of oil by $.26 and increased the price received per Mcf of natural gas by $0.02. During the six months ended June 30, 1998, the Company hedged approximately 47% of it natural gas production. Hedging losses of $193,000 reduced the average price received for natural gas by $0.06 per Mcf. No oil production was hedged during this period.

           Lease operating expenses and production taxes ("LOE") were $957,000 for the second quarter of 1999 compared to $836,000 for the 1998 quarter, an increase of $121,000 or 14%. Depreciation, depletion and amortization ("DD&A") was $1,347,000 and $1,634,000 for the same periods, a decrease of $287,000 or 18%. Production for the quarter ended June 30, 1999 was 378,000 barrels of oil equivalent ("BOE") compared to 346,000 BOE for the quarter ended June 30, 1998, an increase of 32,000 BOE or 9%. LOE per equivalent barrel of production was $2.53 for the second quarter of 1999 compared to $2.41 for the comparable quarter of 1998. DD&A applicable to oil and gas properties was $3.07 per equivalent barrel of production for the 1999 quarter compared to $4.30 per equivalent barrel of production for the 1998 quarter. The DD&A rate is lower in 1999 due to the lower net carrying value of oil and gas properties resulting from the crediting of proceeds from the sale of the Bonny wells to the full cost pool. Depreciation of other property and equipment was $188,000 and $147,000 for the quarters ended June 30, 1999 and 1998, respectively.

           LOE was $1,752,000 for the six months ended June 30, 1999 compared to $1,685,000 for the 1998 period, an increase of $67,000 or 4%. DD&A was $2,656,000 and $3,139,000 for the same periods, a decrease of $483,000 or 15%. Production for the six months ended June 30, 1999 was 750,000 BOE compared to 665,000 BOE for the six months ended June 30, 1998, an increase of

85,000 BOE or 13%. LOE per equivalent barrel of production was $2.34 for the first six months of 1999 compared to $2.53 for the comparable period of 1998. DD&A applicable to oil and gas properties was $3.07 per equivalent barrel of production for the 1999 period compared to $4.30 per equivalent barrel of production for the 1998 period. Depreciation of other property and equipment was $355,000 and $278,000 for the six months ended June 30, 1999 and 1998, respectively.

           Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $664,000 for the quarter ended June 30, 1999 compared to $931,000 for the quarter ended June 30, 1998, a decrease of $267,000 or 29%. The Company marketed 396,000 MMBtus for the second quarter of 1999 compared to 501,000 MMBtus marketed during the comparable quarter of 1998, a decrease of 105,000 MMBtus or 21%. Costs of trading were $747,000 for the 1999 quarter compared to $1,034,000 for the 1998 quarter, a decrease of $287,000 or 28%.

           Trading revenues were $1,081,000 for the six months ended June 30, 1999, a decrease of $1,499,000 or 58% from the $2,580,000 reported for the six months ended June 30, 1998. The Company marketed 576,000 MMBtus for the six month period of 1999 compared to 1,099,000 MMBtus marketed during the comparable period of 1998, a decrease of 523,000 or 48%. Costs of trading were $1,101,000 for the 1999 six month period compared to $2,444,000 for the 1998 six month period, a decrease of $1,343,000 or 55%. Trading activities fluctuate with natural gas markets and the Company's ability to identify markets that meet the Company's trading criteria.

           Oilfield services represent the revenues earned by Action Oilfield Services, Inc. and Action Energy Services, wholly owned subsidiaries. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $1,074,000 for the quarter ended June 30, 1999 compared to $989,000 for the comparable quarter of 1998, an increase of $85,000, or 9%. For the quarter ended June 30, 1999, 19% of the fees billed by the service companies were for Company owned wells compared to 25% for the quarter ended June 30, 1998. Costs of oilfield services were $866,000 for the quarter ended June 30, 1999 compared to $593,000 for the same period of 1998, an increase of $273,000 or 46%.

           Oilfield services revenues were $2,106,000 for the six months ended June 30, 1999 compared to $2,117,000 for the comparable six month period of 1998, a decrease of $11,000 or 1%. For the six months ended June 30, 1999, 22% of the fees billed by the service companies were for Company owned wells compared to 17% for the six months ended June 30, 1998. Costs of oilfield services were $1,533,000 for the six months ended June 30, 1999 compared to $1,457,000 for the same period of 1998, an increase of $76,000 or 5%. The Company's share of fees paid to its service companies on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

           Management and operator fees are earned pursuant to the Company's roles as operator for approximately 375 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado, and, until January 1, 1999, as managing venturer of a joint venture which owned gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended June 30, 1999 were

$149,000 compared to $262,000 for the 1998 quarter, a decrease of $113,000 or 43%. Fees for the six months ended June 30, 1999 were $389,000 compared to $514,000 for the 1998 six month period, a decrease of $125,000 or 24%. In January 1999, the Company sold its interest in the Bonny Field assets, but continued to provide various services to the new owner through March 31, 1999. Management and operator fees attributable to the Bonny Field system were $66,000 and $203,000 for the six months ended June 30, 1999 and 1998, respectively.

           General and administrative expenses ("G&A") were $618,000 for the quarter ended June 30, 1999 compared to $456,000 for the quarter ended June 30, 1998, an increase of $162,000 or 36%. G&A was $1,192,000 for the six months ended June 30, 1999 compared to $977,000 for the six months ended June 30, 1998, an increase of $215,000 or 22%. The Company's G&A costs have increased due to expansion of the Company's areas of activity.

           The provision for income taxes was $535,000 for the quarter ended June 30, 1999 compared to $415,000 for the quarter ended June 30, 1998. The provision for the six months ended June 30, 1999 was $1,110,000 compared to $2,305,000 for the same six month period of 1998. Income before income taxes increased $427,000 for the 1999 quarter, and the effective tax rate increased to 23.2% from 22.0%. Income before income taxes for the six month period of 1999 decreased by $3,512,000, and the effective tax rate decreased from 29.1% to 25.2%. Effective tax rates are affected by amounts of permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company's primary market risks relate to changes in the prices received from sales of oil and natural gas. The Company's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by deceases in oil and natural gas prices by entering into derivative commodity instruments, including commodity futures contracts and price swaps. By hedging only a portion of its market risk exposures, the Company is able to participate in the increased earnings and cash flows associated with increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its oil and natural gas production should oil and gas prices decline.

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

           Following are disclosures regarding the Company's market risk instruments. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in oil and natural gas prices. As of August 10, 1999, the Company had the following variable for fixed derivative or physical positions in place:

                                 Volume      Fixed                            Unrealized
Type of Derivative               (Mcf)       Price          Term              Gain/(Loss)
------------------              -------      -----     ------------------     -----------
Natural gas commodity swap      50,000/mo     $1.82     Sept. to Oct. 1999       $(42,000)
Natural gas commodity swap      50,000/mo      1.87     Sept. to Oct. 1999        (37,000)
Natural gas physical trade      6,000/day      1.68      Aug. to Oct. 1999       (335,000)


           During the first six months of 1999, the Company sold 159,000 barrels of oil. A hypothetical decrease of $1.33 per barrel (10% of average price received during the period) would have decreased the Company's production revenues by $211,000 for that period. The Company sold 3,544,000 Mcf of natural gas during the first six months of 1999. A hypothetical decrease of $.178 per Mcf (10% of average price received during the period) would have decreased the Company's production revenues by $631,000 for that period.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

           "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "expects," "believes" or "plans" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions;
volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary
Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, beginning on page 16.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 19, 1999, the Company held an annual meeting of stockholders. The following table sets forth certain information relating to each matter voted upon at the meeting.

                                                                      Votes
                                                 --------------------------------------------------
                                                                           Withheld/        Broker
Matters Voted Upon                                  For        Against      Abstain       Non-Votes
---------------------------------------          ---------     -------     ---------      ---------
Election of Robert E. Childress                  4,961,679                    70,858
as Class II Director.

Election of Douglas J. Guion                     4,952,966                    79,571
as Class II Director.

Approval of the adoption of the Prima            4,875,903     127,166        29,468
Energy Corporation Non-Employee
Directors' Stock Option Plan

Ratification of the selection of                 4,998,929       9,456        24,152
Deloitte & Touche LLP as independent
auditors for 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   EXHIBITS

  The following exhibit is filed herewith pursuant to rule 601 of Regulation
S-K.

  EXHIBIT NO.       DOCUMENT

      27        Financial Data Schedules

  (b)   REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the Registrants' fiscal quarter ended June 30, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PRIMA ENERGY CORPORATION
                                            (Registrant)


Date  August 16, 1999                  By /s/ Richard H. Lewis
    -------------------                   ---------------------------
                                          Richard H. Lewis,
                                          President and
                                          Principal Financial Officer