Form 10-Q
period 1999-09-30
PRIMA ENERGY CORP
filed 1999-11-15
CIK 318107

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

As of November 1, 1999, the Registrant had 5,720,031 shares of Common Stock, $0.015 Par Value, outstanding.


===============================================================================

                            PRIMA ENERGY CORPORATION



                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements

          Unaudited consolidated balance sheets .........................................................    3

          Unaudited consolidated statements of income ...................................................    5

          Unaudited consolidated statements of comprehensive income .....................................    6

          Unaudited consolidated statements of cash flows ...............................................    7

          Notes to unaudited consolidated financial statements ..........................................    8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations .............................................   12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk .................................   18

     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
          Private Securities Litigation Reform Act of 1995  .............................................   19


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ..........................................................   20

     Signatures .........................................................................................   21

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                            PRIMA ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                       September 30,        December 31,
                                                          1999                  1998
                                                       ------------        ------------
                                                       (Unaudited)
CURRENT ASSETS
Cash and cash equivalents .........................    $ 25,623,000        $  2,522,000
Available for sale securities, at market ..........       2,060,000           2,391,000
Receivables (net of allowance for doubtful
  accounts: 9/30/99, $47,000; 12/31/98, $47,000)...       4,573,000           4,696,000
Tubular goods inventory ...........................         570,000             612,000
Other .............................................         520,000             452,000
                                                       ------------        ------------
      Total current assets ........................      33,346,000          10,673,000
                                                       ------------        ------------
OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method ..................      70,112,000          86,081,000
Less accumulated depreciation,
  depletion and amortization ......................     (36,565,000)        (33,135,000)
                                                       ------------        ------------
      Oil and gas properties - net ................      33,547,000          52,946,000
                                                       ------------        ------------
PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment ........................       6,190,000           4,353,000
Furniture and equipment ...........................         646,000             815,000
Field offices, shops and land .....................         473,000             439,000
                                                       ------------        ------------
                                                          7,309,000           5,607,000
Less accumulated depreciation .....................      (3,144,000)         (2,946,000)
                                                       ------------        ------------
      Property and equipment - net ................       4,165,000           2,661,000
                                                       ------------        ------------
OTHER ASSETS ......................................         257,000             586,000
                                                       ------------        ------------

                                                       $ 71,315,000        $ 66,866,000
                                                       ============        ============








     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              September 30,      December 31,
                                                                  1999               1998
                                                              ------------        ------------
                                                               (Unaudited)
CURRENT LIABILITIES
Accounts payable ..........................................   $    631,000        $  2,122,000
Amounts payable to oil and gas property owners ............      1,695,000             973,000
Production taxes payable ..................................      1,351,000           1,552,000
Income taxes payable ......................................      4,986,000                   0
Accrued and other liabilities .............................        331,000             439,000
Current portion of note payable ...........................        304,000             120,000
                                                              ------------        ------------
      Total current liabilities ...........................      9,298,000           5,206,000

NOTE PAYABLE ..............................................              0             120,000
PRODUCTION TAXES, non-current .............................      1,033,000           1,088,000
DEFERRED TAX LIABILITY ....................................      4,857,000           9,144,000
                                                              ------------        ------------
      Total liabilities ...................................     15,188,000          15,558,000
                                                              ------------        ------------


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized;  no shares issued or outstanding ............              0                   0
Common stock, $0.015 par value, 12,000,000 shares
  authorized; 5,925,556  and 5,835,556 shares issued ......         89,000              87,000
Additional paid-in capital ................................      5,542,000           4,417,000
Retained earnings .........................................     53,230,000          47,550,000
Unrealized gain (loss) on available for sale securities ...       (146,000)             51,000
Treasury stock - 185,277 and 63,787 shares, at cost .......     (2,588,000)           (797,000)
                                                              ------------        ------------
      Total stockholders' equity ..........................     56,127,000          51,308,000
                                                              ------------        ------------

                                                              $ 71,315,000        $ 66,866,000
                                                              ============        ============











     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                      September 30,
                                                -----------------------------       -----------------------------
                                                   1999               1998             1999                1998
                                                -----------       -----------       -----------       -----------

REVENUES
Oil and gas sales .......................       $ 5,510,000       $ 4,034,000       $13,933,000       $12,310,000
Oilfield services .......................         1,271,000           910,000         3,377,000         3,027,000
Trading revenues ........................           929,000           655,000         2,010,000         3,235,000
Management and operator fees ............            99,000           269,000           488,000           783,000
Interest and dividend income ............           358,000           104,000           964,000           375,000
Other ...................................             8,000             5,000            38,000         3,862,000
                                                -----------       -----------       -----------       -----------
                                                  8,175,000         5,977,000        20,810,000        23,592,000
                                                -----------       -----------       -----------       -----------
EXPENSES
Depreciation, depletion  and amortization         1,347,000         1,646,000         4,003,000         4,785,000
Lease operating expense .................           544,000           503,000         1,576,000         1,524,000
Production taxes ........................           468,000           289,000         1,188,000           953,000
Cost of oilfield services ...............           795,000           632,000         2,328,000         2,089,000
Cost of trading .........................         1,253,000           733,000         2,354,000         3,177,000
General and administrative ..............           579,000           571,000         1,771,000         1,548,000
                                                -----------       -----------       -----------       -----------
                                                  4,986,000         4,374,000        13,220,000        14,076,000
                                                -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES ..............         3,189,000         1,603,000         7,590,000         9,516,000
PROVISION FOR INCOME TAXES ..............           800,000           353,000         1,910,000         2,658,000
                                                -----------       -----------       -----------       -----------

NET INCOME ..............................       $ 2,389,000       $ 1,250,000       $ 5,680,000       $ 6,858,000
                                                ===========       ===========       ===========       ===========

BASIC NET INCOME PER SHARE ..............       $      0.42       $      0.22       $      0.99       $      1.19
                                                ===========       ===========       ===========       ===========
DILUTED NET INCOME PER SHARE ............       $      0.41       $      0.21       $      0.98       $      1.16
                                                ===========       ===========       ===========       ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING ....................         5,706,636         5,772,556         5,708,774         5,771,796
                                                ===========       ===========       ===========       ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  ASSUMING DILUTION .....................         5,868,740         5,903,492         5,818,933         5,909,711
                                                ===========       ===========       ===========       ===========








     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                 Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                          ------------------------------        ------------------------------
                                             1999               1998              1999                 1998
                                          -----------        -----------        -----------        -----------


Net income ........................       $ 2,389,000        $ 1,250,000        $ 5,680,000        $ 6,858,000
                                          -----------        -----------        -----------        -----------

Other comprehensive income:

Unrealized gain (loss) on
   available-for-sale securities ..           (83,000)             1,000           (316,000)             1,000
Deferred income tax expense related
   to unrealized gain (loss) on
   available-for-sale securities ..            32,000                  0            119,000                  0
                                          -----------        -----------        -----------        -----------
                                              (51,000)             1,000           (197,000)             1,000
                                          -----------        -----------        -----------        -----------

COMPREHENSIVE INCOME ..............       $ 2,338,000        $ 1,251,000        $ 5,483,000        $ 6,859,000
                                          ===========        ===========        ===========        ===========
























     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                                       September 30,
                                                            --------------------------------
                                                               1999               1998
                                                            ------------        ------------
OPERATING ACTIVITIES
Net income .............................................    $  5,680,000        $  6,858,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization ............       4,003,000           4,785,000
   Deferred income taxes ...............................       1,738,000           1,904,000
   Current taxes from sale of oil and gas properties ...      (5,704,000)                  0
   Other ...............................................         (12,000)            (81,000)
   Changes in operating assets and liabilities:
     Receivables .......................................         123,000           1,829,000
     Inventory .........................................          42,000             154,000
     Other current assets ..............................          33,000            (152,000)
     Accounts payable and payables to owners ...........        (769,000)         (2,376,000)
     Production taxes payable ..........................        (256,000)           (271,000)
     Income taxes payable ..............................       4,986,000                   0
     Accrued and other liabilities .....................        (108,000)            (76,000)
                                                            ------------        ------------
       Net cash provided by operating activities .......       9,756,000          12,574,000
                                                            ------------        ------------

INVESTING ACTIVITIES
Proceeds from sales of oil and gas and other property...      27,604,000             146,000
Additions to oil and gas properties ....................     (11,035,000)        (11,599,000)
Purchases of other property ............................      (2,053,000)           (944,000)
Purchases of available for sale securities .............         (83,000)           (491,000)
                                                            ------------        ------------
       Net cash provided by (used in) investing
         activities ....................................      14,433,000         (12,888,000)
                                                            ------------        ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock .................         823,000              23,000
Treasury stock purchased ...............................      (1,791,000)                  0
Repayment of long-term debt ............................        (120,000)           (120,000)
                                                            ------------        ------------
        Net cash used in financing activities ..........      (1,088,000)            (97,000)
                                                            ------------        ------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ....................................      23,101,000            (411,000)
CASH AND CASH EQUIVALENTS, beginning of period .........       2,522,000           5,644,000
                                                            ------------        ------------

CASH AND CASH EQUIVALENTS, end of period ...............    $ 25,623,000        $  5,233,000
                                                            ============        ============


        The Company purchased oilfield service assets in March 1999. A summary of the transaction is as follows:


Fair value of assets acquired ..........              $460,000
Cash paid ..............................               276,000
                                                      --------
Note payable issued to seller...........              $184,000
                                                      ========

     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1998. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the nine month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 1999 and 1998 covered thereby.

     The accompanying consolidated financial statements include the accounts of Prima Energy Corporation and its subsidiaries, herein collectively referred to as "Prima" or the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at September 30, 1999.


2.   NOTES PAYABLE AND LINE OF CREDIT

         The Company's notes payable consist of the following:


                                          September 30,               December 31,
                                              1999                         1998
                                          -------------               -------------
Total ............................        $     304,000               $     240,000
      Less, current portion.......              304,000                     120,000
                                          -------------               -------------
      Long term ..................        $           0               $     120,000
                                          =============               =============

     The Company has two notes payable at September 30, 1999. The first note is dated June 10, 1997 and is due on June 10, 2000. Payments of principal and accrued interest (8% per annum) are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary. The note balance was $120,000 at September 30, 1999. The second note is for $184,000. It is dated March 10, 1999 and is due in one annual installment of principal and accrued interest (8% per annum) on March 10, 2000. The note financed the purchase of oilfield service equipment by Action Energy Services, a newly formed wholly owned subsidiary.

     Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (8.25% at September 30, 1999), with interest payable monthly. At December 31, 1998 and September 30, 1999, there were no amounts outstanding under the line of credit.

3.   HEDGING ACTIVITIES

     The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 39% of its oil production for the first nine months of 1999. No oil was hedged for this period of 1998. The Company hedged approximately 21% and 46% of its natural gas production for the first nine months of 1999 and 1998, respectively. Net hedging losses were $116,000 and $77,000 for the nine months ended September 30, 1999 and 1998, respectively, and were included in oil and gas revenues at the time the hedged volumes were sold. At September 30, 1999, the Company had the following derivative positions in place:


                                          Volume           Fixed                                   Unrealized
Type of Derivative                       (barrels)         Price                Term               Gain (Loss)
--------------------------------        -------------   -------------     ------------------     ---------------
Crude oil futures contracts                5,000        $       23.18        November 1999        $      (6,650)
Crude oil futures contracts                5,000                22.90        December 1999               (6,200)
Crude oil call options sold                5,000                24.50        November 1999                 (900)
Crude oil call options sold                5,000                24.50        December 1999                 (850)



Additionally, Prima Natural Gas Marketing, Inc., a wholly owned subsidiary of the Company, sold physical volumes of 6,000 MMBtu per day at fixed prices for October 1999, which had unrealized losses of $156,000 at September 30, 1999. These sales are reflected as trading revenues and cost of trading in the accompanying income statement when the physical transaction occurs. At November 1, 1999, the Company had no hedges in place which extend beyond December of 1999 and had no commitments in its marketing subsidiary. At September 30 and November 1, 1999, the Company had no open futures transactions that did not correspond to anticipated physical transactions.

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

4.   COMMON STOCK

     Pursuant to the provisions of the Prima Energy Corporation 1993 Stock Incentive Plan, 90,000 shares of Prima's common stock were issued upon the exercise of stock options during the nine months ended September 30, 1999, for total proceeds of $823,000.

     During the nine months ended September 30, 1999, the Company repurchased 121,490 shares of its common stock for $1,791,000 as treasury stock pursuant to a stock repurchase program whereby the Board of Directors has authorized the repurchase of up to 5% of the Company's common stock, depending upon market conditions, the Company's financial condition, anticipated capital requirements and liquidity, among other factors.


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

     The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.


                                            Income          Shares          Per Share
                                          (Numerator)     (Denominator)       Amount
                                           ----------      ----------      ----------
Quarter Ended September 30, 1999:
     Basic Net Income per Share .....      $2,389,000       5,706,636      $     0.42
                                                                           ==========
     Effect of Stock Options ........                         162,104
                                           ----------      ----------

     Diluted Net Income per Share ...      $2,389,000       5,868,740      $     0.41
                                           ==========      ==========      ==========

Quarter Ended September 30, 1998:
     Basic Net Income per Share .....      $1,250,000       5,772,556      $     0.22
                                                                           ==========
     Effect of Stock Options ........                         130,936
                                           ----------      ----------

     Diluted Net Income per Share ...      $1,250,000       5,903,492      $     0.21
                                           ==========      ==========      ==========

Nine Months Ended September 30, 1999:
     Basic Net Income per Share .....      $5,680,000       5,708,774      $     0.99
                                                                           ==========
     Effect of Stock Options ........                         110,159
                                           ----------      ----------

     Diluted Net Income per Share ...      $5,680,000       5,818,933      $     0.98
                                           ==========      ==========      ==========

Nine Months Ended September 30, 1998:
     Basic Net Income per Share .....      $6,858,000       5,771,796      $     1.19
                                                                           ==========
     Effect of Stock Options ........                         137,915
                                           ----------      ----------

     Diluted Net Income per Share ...      $6,858,000       5,909,711      $     1.16
                                           ==========      ==========      ==========

6.   SALE OF OIL AND GAS PROPERTIES

     The Company sold certain of its oil and gas properties and related assets on January 21, 1999, for approximately $26 million. The assets sold consisted of all of the Company's interest in 16,253 gross acres and 135 producing wells and related equipment in the Bonny Field in Yuma County, Colorado. Prima also sold its 15.5% interest in the Bonny Gathering Company joint venture, which owned the pipeline, gathering, compression and dehydration facilities at the Bonny Field. Prima had served as the managing venturer and operator of Bonny Gathering Company since initial development of the field in 1982.

     The Company has accounted for the sale of the producing wells and leasehold interests as a credit to the carrying value of its oil and gas properties, as the properties sold were less than 25% of the Company's proved reserves. The estimated federal and state income taxes due of approximately $5.7 million have been reflected in the accompanying balance sheet as a current liability, net of estimated payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities for the nine months ended September 30, 1999 was $9,756,000 compared to $12,574,000 for the same nine month period of 1998. Net working capital at September 30, 1999 was $24,048,000 compared to $5,467,000 at December 31, 1998. The increase in working capital of $18,581,000 was primarily generated by sales of oil and gas properties and by cash flows from operations during the nine months ended September 30, 1999. The Company also received proceeds from the exercise of stock options of $823,000 and proceeds from the sales of securities and other assets of $601,000 during the period. Cash flow from operations in 1998 benefited from a contract settlement payment of $3,850,000, due to the early termination of a gas supply contract. The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

     On January 21, 1999, Prima closed on the sale of all of its interest in the Bonny Field acreage, wells and gathering system for approximately $26 million. Proceeds were credited against oil and gas properties with no gain recognition in accordance with generally accepted accounting principles. Prima placed the proceeds from this sale in a like-kind exchange escrow account with a qualified intermediary. Prima did not close on any of the identified qualifying properties pursuant to the like-kind exchange provisions of Section 1031 of the Internal Revenue Code. The funds were disbursed from the escrow account in July 1999 and will be subject to federal and state income taxes of approximately $5.7 million after utilization of minimum tax credit carryforwards. This liability has been reflected as a current liability, net of estimated payments, in the accompanying balance sheet.

     The Company invested $13,088,000 in property and equipment during the nine months ended September 30, 1999 compared to $12,543,000 for the 1998 nine month period. The Company expended $7,707,000 during the 1999 nine month period for its proportionate share of the costs of drilling, completing and recompleting or restimulating wells, $3,227,000 for purchases of undeveloped acreage, $101,000 for purchases of producing properties and $2,053,000 for other property and equipment. These expenditures compare to $8,384,000 for well costs, $2,835,000 for undeveloped acreage, $380,000 for producing properties and $944,000 for other property and equipment in the 1998 nine month period. The Company also expended $1,791,000 for purchases of treasury stock during the first nine months of 1999.

     During the first nine months of 1999, the Company refractured or recompleted 38 gross (31.64 net) wells in the Wattenberg Field Area of the Denver Basin. All of these operations have been successfully completed and the wells are back on production. The Company plans to refrac an additional 25 wells during the remainder of 1999. As of November 5, 1999, ten additional refracs (10.0 net) had been successfully completed. Production increases have averaged 180 Mcf of natural gas and 10 barrels of oil per day. In October of 1999, the Company commenced a 15 - 25 well drilling program in the Wattenberg Field. Four wells (3.95 net) were drilled during the month, with three on production and one waiting on completion. The Company currently anticipates drilling the balance of the wells in this area over the next few months. On its leases at Denver

International Airport, the Company drilled two new wells (2.0 net) in August 1999. As of November 5, 1999, the wells had been placed on production and were still cleaning up.

     During the nine months ended September 30, 1999, the Company drilled three (2.75 net) operated wells to the Muddy Formation in the Powder River Basin of Wyoming. One well was completed and is producing, one is waiting on completion and one has been plugged and abandoned. In October, the Company participated in two (0.45 net) non-operated wells in this area. Both wells had been drilled and cased and were waiting on completion as of November 5, 1999.

     To date, the Company has drilled fifteen coalbed methane test wells in the Powder River Basin of Wyoming. These wells were drilled to enable the Company to begin to test and evaluate its acreage. The Company anticipates drilling additional test wells and beginning multi-well test pods during the remainder of 1999 and into 2000. The number of wells and timing thereof will be dependent to a great extent on the Company's ability to obtain drilling and water discharge permits consistent with the Company's evaluation and development plans. The Bureau of Land Management ("BLM") has stated the Record of Decision will be issued in mid-November 1999 on the Wyodak Environmental Impact Study ("EIS").

     In early November 1999, the BLM has stated it has received more Applications for Permits to Drill ("APDs") on federal acreage than it will be able to process and issue, and will no longer accept APDs on all oil and gas wells in the Buffalo field office effective November 9, 1999. Currently filed APDs, when combined with state and fee wells, exceed the 5,890 wells analyzed and provided for in the Wyodak EIS and the Buffalo Resource Management Plan ("RMP"). Only a portion of the existing coalbed methane applications on federal acreage will be approved based on the results of the coalbed methane lottery system and confirmed drainage cases. BLM has stated that it is currently evaluating various methods, including updating of the Buffalo RMP, to continue future oil and gas development on federal acreage. The process is expected to be determined in the near future.

     The Company continues to acquire acreage in this burgeoning play, where it has approximately 136,000 acres under lease as of the date of this report, including 36,000 acres acquired in 1999. Within the Wyodak EIS study area, the Company holds 107,000 acres, of which 77% is federal and 23% is fee or state. The Wyoming Oil and Gas Commission is continuing to issue drilling permits on fee and state lands.

     The Company continues to participate in the development of the Cave Gulch area in the Wind River Basin of Wyoming. During the nine months ended September 30, 1999, Prima participated in the drilling of six (0.37 net) non-operated wells and the recompletions of three (0.18 net) non-operated wells. As of November 5, 1999, the three recompletions were all back on production. Of the six new wells, three were producing, two were waiting on completion and one was waiting on pipeline hook-up. The Cave Gulch 1-29 LAK, which blew out in August of 1998, was salvaged and placed back on production in October 1999. The well was producing at a rate of approximately 11 MMcf per day. Prima owns a 4.57% working interest and 3.69% net revenue interest in this well.

     During March of 1999, the Company formed a new subsidiary oilfield service company, Action Energy Services ("AES"). AES is a Wyoming corporation formed to provide services for Prima and other parties in the Powder River Basin area. AES acquired the assets of Star Drilling

Company for $460,000 and other service equipment for $1,349,000 during the first nine months of 1999. AES generated its first revenues during the second quarter of this year.

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

Year 2000 Compliance Program

     The Year 2000 Issue is the result of computer applications being written using two digits rather than four to define the applicable year. As the year 2000 approaches, such applications may be unable to accurately process certain date-based information. The Company believes it has identified the significant internal computer applications that required modification to ensure Year 2000 compliance. The Company has completed its identified modifications and is continuing to test compliance.

     An assessment of the readiness of third parties with whom the Company does business, such as customers and vendors, is substantially complete. Third parties with whom the Company has material relationships have been contacted regarding their Year 2000 issues and responses were monitored to determine the potential effect on Prima. Upon review of these responses, the Company is not aware of any third party issues that would cause a significant disruption of its business or operations. If any subsequent information is received from any significant third party indicating that they will not be Year 2000 compliant, it may be necessary to develop contingency plans to minimize any negative impact to the Company.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company's program has significantly reduced the Company's level of uncertainty about Year 2000 issues and, in particular, about Year 2000 compliance and readiness of its third party vendors and associates. The Company believes that, with the modification of its business systems and completion of its assessment program as scheduled, the possibility of significant interruptions of normal operations should be minimal. The cost of Year 2000 compliance has not been specifically tracked but has not been material to the Company's financial position or results of operations.

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

Results of Operations

     For the quarter ended September 30, 1999, the Company earned net income of $2,389,000, or $.41 per diluted share, on revenues of $8,175,000, compared to net income of $1,250,000, or

$.21 per diluted share on revenues of $5,977,000 for the comparable quarter of 1998. Expenses were $4,986,000 for the 1999 third quarter compared to $4,374,000 for the 1998 third quarter. Revenues increased $2,198,000, or 37%, expenses increased $612,000, or 14%, and net income increased $1,139,000, or 91%.

     For the nine months ended September 30, 1999, the Company earned net income of $5,680,000, or $0.98 per diluted share, on revenues of $20,810,000, compared to net income of $6,858,000, or $1.16 per diluted share on revenues of $23,592,000 for the nine months ended September 30, 1998. Expenses were $13,220,000 for the 1999 nine month period compared to $14,076,000 for the 1998 nine month period. Revenues decreased $2,782,000, or 12%, expenses decreased $856,000, or 6%, and net income decreased $1,178,000, or 17%. During the first quarter of 1998, the Company recorded non-recurring revenues of $3,850,000 ($2,500,000 after taxes) from the early termination of a gas sales agreement.

     Oil and gas sales for the quarter ended September 30, 1999 were $5,510,000 compared to $4,034,000 for the same quarter of 1998, an increase of $1,476,000 or 37%. The Company's net natural gas production was 1,755,000 Mcf and 1,662,000 Mcf for the third quarters of 1999 and 1998, respectively, an increase of 93,000 Mcf or 6%. Its net oil production was 75,000 barrels compared to 69,000 barrels for the same periods, an increase of 6,000 barrels or 9%. The average price received for natural gas production for the third quarter of 1999 was $2.29 per Mcf compared to $1.91 per Mcf for the third quarter of 1998, an increase of $.38 per Mcf or 20%. Approximately 5% of natural gas production for the three months ended September 30, 1998 was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.69 per Mcf for the 1998 quarter. The wells subject to the fixed price contract were sold by the Company effective January 1, 1999. The average price received for oil in the third quarter of 1999 was $19.88 per barrel compared to $12.47 per barrel for the third quarter of 1998, an increase of $7.41 per barrel or 59%. During the third quarter of 1999, the Company hedged approximately 18% of its natural gas production. Net hedging losses of $130,000 are included in oil and gas revenues for this period, which decreased the average price received per Mcf of natural gas by $0.07. During the third quarter of 1998, the Company hedged approximately 44% of its natural gas production. Net hedging gains of $116,000 are included in oil and gas revenues for this period, which increased the average price received per Mcf of natural gas by $0.07. No oil production was hedged during either quarter.

     Oil and gas sales for the nine months ended September 30, 1999 were $13,933,000 compared to $12,310,000 for the nine months ended September 30, 1998, an increase of $1,623,000 or 13%. The Company's net natural gas production was 5,299,000 Mcf and 4,819,000 Mcf for the first nine months of 1999 and 1998, respectively, an increase of 480,000 Mcf or 10%. Its net oil production was 235,000 barrels compared to 208,000 barrels for the same nine month periods, an increase of 27,000 barrels or 13%. The average price received for natural gas production was $1.95 per Mcf for the nine months ended September 30, 1999 compared to $1.98 per Mcf for the nine months ended September 30, 1998, a decrease of $0.03 per Mcf or 2%. Approximately 5% of the natural gas production for the nine months ended September 30, 1998 was attributable to production sold under the fixed contract price of $5.90 per MMBtu. The average price received for the Company's natural gas production exclusive of the fixed price contract gas was $1.78 per Mcf for the nine months ended September 30, 1998. The average price received for oil for the first nine months of 1999 was $15.41 per barrel compared to $13.35 per barrel for the same period of 1998, an increase of $2.06 per barrel or 15%. During the nine months ended September 30, 1999, the Company hedged approximately 39% of its oil production and 21% of its natural gas production. Hedging losses of $116,000 are included in oil and gas revenues for this period, which decreased the average price received per barrel of oil by $0.18 and the average price per Mcf of natural gas by $0.01. During the nine months ended September 30, 1998, the Company hedged approximately 46% of its natural gas production. Hedging losses of $77,000 are included in oil and gas revenues for this period, which decreased the average price received per Mcf of natural gas by $0.02. No oil was hedged during this period.

     Lease operating expenses and production taxes ("LOE") were $1,012,000 for the third quarter of 1999 compared to $792,000 for the 1998 quarter, an increase of $220,000 or 28%. Production taxes increased due to higher product prices. Depreciation, depletion and amortization ("DD&A") was $1,347,000 and $1,646,000 for the same periods, a decrease of $299,000 or 18%. Production for the quarter ended September 30, 1999 was 368,000 barrels of oil equivalent ("BOE") compared to 345,000 BOE for the quarter ended September 30, 1998, an increase of 23,000 BOE or 7%. LOE per equivalent barrel of production was $2.75 for the third quarter of 1999 compared to $2.29 for the comparable quarter of 1998, primarily due to higher production taxes. DD&A applicable to oil and gas properties was $3.07 per equivalent barrel of production for the 1999 period compared to $4.30 per equivalent barrel of production for the 1998 period. The DD&A rate is lower in 1999 due to the lower net carrying value of oil and gas properties resulting from the crediting of proceeds from the sale of the Bonny wells to the full cost pool. Depreciation of other property and equipment was $217,000 and $162,000 for the quarters ended September 30, 1999 and 1998, respectively.

     LOE was $2,764,000 for the nine months ended September 30, 1999 compared to $2,477,000 for the 1998 period, an increase of $287,000 or 12%. DD&A was $4,003,000 and $4,785,000 for the same periods, a decrease of $782,000 or 16%. Production for the nine months ended September 30, 1999 was 1,118,000 BOE compared to 1,011,000 BOE for the nine months ended September 30, 1998, an increase of 107,000 BOE or 11%. LOE per equivalent barrel of production was $2.47 for the first nine months of 1999 compared to $2.45 for the comparable period of 1998. DD&A applicable to oil and gas properties was $3.07 per equivalent barrel of production for the 1999 period compared to $4.30 per equivalent barrel of production for the 1998 period. Depreciation of other property and equipment was $572,000 and $439,000 for the nine months ended September 30, 1999 and 1998, respectively.

     Oilfield services represent the revenues earned by Action Oilfield Services, Inc. and Action Energy Services, wholly owned subsidiaries. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $1,271,000 for the quarter ended September 30, 1999 compared to $910,000 for the comparable quarter of 1998, an increase of $361,000, or 40%. For the quarter ended September 30, 1999, 29% of the fees billed by the service companies were for Company owned wells compared to 27% for the quarter ended September 30, 1998. Costs of oilfield services were $795,000 for the quarter ended September 30, 1999 compared to $632,000 for the same period of 1998, an increase of $163,000 or 26%.

     Oilfield services revenues were $3,377,000 for the nine months ended September 30, 1999 compared to $3,027,000 for the comparable nine month period of 1998, an increase of $350,000 or 12%. For the nine months ended September 30, 1999, 25% of the fees billed by the service companies were for Company owned wells compared to 20% for the nine months ended September 30, 1998. Costs of oilfield services were $2,328,000 for the nine months ended September 30, 1999 compared to $2,089,000 for the same period of 1998, an increase of $239,000 or 11%. The Company's share of fees paid to its service companies on Company owned properties and the costs associated with providing the services are eliminated in consolidation.

     Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $929,000 for the three months ended September 30, 1999, an increase of $274,000 or 42% from the $655,000 reported for the three months ended September 30, 1998. The Company marketed 552,000 MMBtus for the third quarter of 1999 compared to 369,000 MMBtus marketed during the comparable quarter of 1998. Costs of trading were $1,253,000 for the 1999 quarter compared to $733,000 for the 1998 quarter, an increase of $520,000 or 71%.

     Trading revenues were $2,010,000 for the nine months ended September 30, 1999, a decrease of $1,225,000 or 38% from the $3,235,000 reported for the nine months ended September 30, 1998. The Company marketed 1,128,000 MMBtus for the nine month period of 1999 compared to 1,468,000 MMBtus marketed during the comparable period of 1998. Costs of trading were $2,354,000 for the 1999 nine month period compared to $3,177,000 for the 1998 nine month period, a decrease of $823,000 or 26%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. The Company contracted to sell gas at fixed prices and has purchased the gas at higher spot prices, resulting in the losses for both the quarter and year to date. The Company will report trading losses of approximately $156,000 in October 1999, at which point the contracts expire. The Company currently has no trading purchase or sell agreements beyond October 1999.

     Management and operator fees are earned pursuant to the Company's roles as operator for approximately 365 oil and natural gas wells located primarily in the Wattenberg Field area of Weld County, Colorado, and, until January 1, 1999, as managing venturer of a joint venture which owned gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating and management fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. Fees for the quarter ended September 30, 1999 were $99,000 compared to $269,000 for the 1998 quarter, a decrease of $170,000 or 63%. Fees for the nine months ended September 30, 1999 were $488,000 compared to $783,000 for the 1998 nine month period, a decrease of $295,000 or 38%. In January 1999, the Company sold its interest in the Bonny Field assets, but continued to provide various services to the new owner through March 31, 1999, after which time the Company no longer earns management fees from the Bonny Field. Management and operator fees attributable to the Bonny Field system were $66,000 and $304,000 for the nine months ended September 30, 1999 and 1998, respectively.

     General and administrative expenses ("G&A") were $579,000 for the quarter ended September 30, 1999 compared to $571,000 for the quarter ended September 30, 1998, an increase of $8,000 or 1%. G&A was $1,771,000 for the nine months ended September 30, 1999 compared to $1,548,000 for the nine months ended September 30, 1998, an increase of $223,000 or 14%. The Company's G&A costs have increased due to expansion of the Company's areas of activity.

     The provision for income taxes was $800,000 for the quarter ended September 30, 1999 compared to $353,000 for the quarter ended September 30, 1998. Income before income taxes increased $1,586,000 for the 1999 quarter and the effective tax rate increased to 25% from 22%. The provision for the nine months ended September 30, 1999 was $1,910,000 compared to $2,658,000 for the same nine month period of 1998. Income before income taxes for the nine month period of 1999 decreased by $1,926,000, and the effective tax rate also decreased to 25% from 28%. Effective tax rates are affected by amounts of permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions Section 29 tax credits and compensation expense recognized from the exercise of stock options.

     Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, weather, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. To the extent that oil and natural gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. Oil and natural gas prices also affect reserve values used in determining the "ceiling test" limitation for the Company's capitalized oil and gas property costs accounted for under the full cost method. Should the net capitalized costs of the Company's oil and gas properties exceed the estimated present value of future net cash flows from proved oil and gas reserves, such excess costs would be recognized as an impairment and charged to current expense. A decline in oil and gas prices could possibly result in the recognition of an impairment in future periods. The Company is unable to accurately predict future oil and natural gas prices.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Note 3 to the unaudited consolidated financial statements provides further disclosure with respect to derivatives and related accounting policies.

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

     Following are disclosures regarding the Company's market risk instruments. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to hedging positions. It is not possible to accurately predict future movements in oil and natural gas prices. As of November 1, 1999, the Company had the following variable for fixed derivatives in place:


                                      Volume           Fixed                                Unrealized
Type of Derivative                   (barrels)         Price               Term                Gain
---------------------------        ------------    --------------     ---------------     -------------
Crude oil futures contracts              5,000      $       22.90      December 1999      $       1,950
Crude oil call options sold              5,000              24.50      December 1999              3,300

     During the first nine months of 1999, the Company sold 235,000 barrels of oil. A hypothetical decrease of $1.54 per barrel (10% of average price received during the period) would have decreased the Company's production revenues by $362,000 for that period. The Company sold 5,299,000 Mcf of natural gas during the first nine months of 1999. A hypothetical decrease of $.195 per Mcf (10% of average price received during the period) would have decreased the Company's production revenues by $1,033,000 for that period.

                        -------------------------------


             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "intends," "expects" "plans," or "believes" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions, including availability of drilling rigs and other equipment and services; volatility of oil and natural gas prices; hedging activities; the ability to obtain drilling, water discharge and air quality permits; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, beginning on page 16.



                           ---------------------------

                            PART II OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K


         (a)   Exhibits

         The following exhibit is filed herewith pursuant to rule 601 of Regulation S-K.

            27.1             Financial Data Schedules


         (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the Registrants' fiscal quarter ended September, 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PRIMA ENERGY CORPORATION
                                          (Registrant)



Date  November 15, 1999              By /s/ Richard H. Lewis
      ------------------------          -----------------------------------

                                        Richard H. Lewis,
                                        President and
                                        Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number               Description
------               -----------------------
 27.1                Financial Data Schedule