Form 10-K
period 1999-12-31
PRIMA ENERGY CORP
filed 2000-03-30
CIK 318107

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the 4,912,428 shares of Common Stock held by non-affiliates of the Registrant as of March 10, 2000 was $109,608,550 (based upon the mean of the closing bid and asked prices on the Nasdaq System).

As of March 10, 2000, Registrant had outstanding 8,467,744 shares of Common Stock, $0.015 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.





================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
1. and 2.  BUSINESS and PROPERTIES ........................................    3

3. LEGAL PROCEEDINGS ......................................................   16

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................   16


                                     PART II

5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS ....................................................   19

6. SELECTED FINANCIAL DATA ................................................   20

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS ....................................   21

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............   26

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................   27

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE ....................................   27


                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ....................   27

11. EXECUTIVE COMPENSATION ................................................   27

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT ............................................................   27

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................   27


                                     PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
    FORM 8-K ..............................................................   28

                                     PART I

ITEMS 1 and 2. BUSINESS and PROPERTIES

         "The Company" or "Prima" is used in this report to refer to Prima Energy Corporation and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of oilfield service equipment, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies, and other plans and objectives of Prima management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "budgeted", "expected" or "anticipates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 17.

GENERAL - THE COMPANY

         Prima was incorporated in April 1980 as a start-up company for the purpose of engaging in the exploration for, and the acquisition, development and production of crude oil and natural gas and for other related business activities. In October 1980, the Company became publicly owned with a $3.6 million common stock offering. In more recent years, the Company's activities, through its wholly owned subsidiaries, have expanded to include oil and gas property operations, oilfield services, and natural gas gathering, marketing and trading.

         Prima's oil and gas exploration, development and production activities are conducted by Prima Oil & Gas Company, a wholly owned subsidiary. Crude oil and natural gas marketing and trading is conducted by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary of Prima Oil & Gas Company. Action Oil Field Services, Inc. and Action Energy Services, wholly owned subsidiaries of Prima Oil & Gas Company, are involved in various aspects of the oilfield service and drilling business.

         The Board of Directors of Prima approved a three for two stock split of its common stock to stockholders of record on February 10, 2000, distributed February 24, 2000. As a result, the number of shares of common stock outstanding increased from 5,645,341 to 8,467,744 on the distribution date. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock split.

         Prima remains focused on the Rocky Mountain Region as its area of expertise. The Company's oil and gas operating activities are conducted in the Denver Basin in northeast Colorado, the Powder River Basin in northeast Wyoming, and the Wind River Basin in central Wyoming. Prima operates wells in each of these areas, with the majority of operated wells being located in the Denver Basin. We have been active in the Denver Basin since 1982, operate 359 wells in the area, and remain a significant producer in the play. We own both operated and non-operated interests in the Powder River and Wind River Basins, and have been active in the areas for the past several years. Prima also has leased undeveloped acreage in the Green River Basin located in southwest Wyoming and the Big Horn Basin of north central Wyoming.

         Prima has established a significant leasehold position of approximately 148,000 gross, 138,000 net acres in the shallow coalbed methane play located in the Powder River Basin. We believe this is one of the most active, visible, and regulated plays in the United States. During 1999, the Company began evaluating its acreage with selective drilling, and started well servicing activities in this area. More detail is reported on our activity in this area under "Properties - Powder River Basin Coalbed Methane" and "Oilfield Services" in this document.

         At December 31, 1999, the Company reported the following:

o        $72,665,000 of assets.

o 144 Bcfe (24 MMBOE) of proved reserves with a pretax present value (discounted at 10%) of $109 million using average year end prices of $24.68 per barrel and $1.90 per Mcf held constant over the estimated economic life of each of the proved properties.

o Cash flow provided by operating activities was $12,006,000. Cash flow was reduced by $5.7 million of income taxes paid resulting from the $26 million sale of the Bonny Field assets.

o 1999 average daily production of 19,625 Mcf of natural gas and 882 barrels of crude oil (24,911 Mcfe or 4,151 BOE) per day.

o 1999 average price realizations of $2.10 per Mcf of natural gas, and $17.42 per barrel of crude oil.

o Operations of 372 wells representing 88% of the wells in which Prima owns an interest.

o        21,226 gross, 15,439 net developed acres,

o        421,271 gross, 276,327 net undeveloped acres.

         The Company has identified over 2,000 potential development, exploitation and exploration opportunities on its acreage which include drilling, recompletion and refracturing projects. Prima plans to continue to identify, develop and exploit opportunities in all areas of its activity over the next few years.

STRATEGY

OBJECTIVE. The Company attempts to create shareholder value by creating, identifying and evaluating opportunities where we can acquire, develop, operate and market future reserves at superior margins on a risk adjusted present value basis. It is a goal of the Company to be one of the lowest cost producers with the highest cash flow margins for reinvestment in the industry.

ACREAGE. Prima attempts to acquire leasehold acreage at reasonable costs with attractive terms in prospective areas. The Company can potentially benefit from its own activities as well as from the activities of other producers in the area.

OPERATIONS. It is an objective of the Company to operate, when possible, the oil and gas properties in which it has economic interests. Prima believes that, with the responsibility of operator, it is in a better position to control costs, safety, timeliness and quality of work, and other factors affecting the economics of a well.

EXPLOITATION. The Company intends to continue its exploitation efforts in all areas of activity. In the Denver Basin, we plan to continue well refracturing, restimulation and development drilling as warranted by ongoing results and economic success. Prima has been drilling wells in the Denver Basin for eighteen years, and refracturing wells in the area for over five years. We believe we have the knowledge and experience to continue this profitable activity in the future. We also plan to continue exploitation activity in the Powder River Basin for both conventional and coal seam reservoirs, as well as the Wind River Basin depending upon the merit of each activity and timing due to regulatory considerations. These activities are generally lower to moderate risk endeavors that meet our economic criteria.

EXPLORATION. The Company typically allocates 5 to 20% of its capital expenditures budget on exploration activities. These activities may include either drilling our own internally generated prospects or participating in other producer's wells and acreage. The objective of our exploration activities is to take a portion of our capital and expose it to higher risk projects where the potential warrants the higher risk. These activities could have a significant impact on the value of the Company although the likelihood of success is lower as compared to exploitation activities.

GATHERING, MARKETING AND TRADING. The Company, to the extent possible and warranted, markets its own natural gas and crude oil. Prima believes it can better monitor its product pricing, service and market conditions by actively marketing and selling its products. The Company intends to own assets downstream of the wellhead, including but not limited to gathering and compression facilities. This will be done, where warranted, to improve overall project economics and enable Prima to capture more of the value chain from wellhead to burner tip. Prima anticipates investment in low pressure gathering and compression in the Powder River Basin in 2000 and beyond. Prima may also gather, compress and market third party gas.

WELL DRILLING AND SERVICING. Prima believes that it can better control the timing and quality of work performed on its wells by owning and operating various well servicing equipment. The Company also has the objective for this activity to be a separate profit center for work performed for third parties. We have been involved in various aspects of the well servicing business for 13 years in the Denver Basin, and during 1999 started an oilfield service company in the Powder River Basin.

MERGER, ACQUISITION AND DIVESTITURE. The Company in its ordinary course of business regularly reviews merger, acquisition and divestiture opportunities related to the oil and gas industry which can enhance its current business.


1999 DIVESTITURE

BONNY FIELD ASSETS. During January of 1999, Prima sold all of its interests in the Bonny Field located in Yuma County, Colorado, for approximately $26 million. The transaction had an effective date of January 1, 1999. Prima sold non-operated working interests ranging from 15.5% to 33.3% in 134 producing wells, its interests in 16,253 gross acres and a 15.5% interest in the gathering system for this field. At year end 1998, the Bonny Field represented approximately 6% of Prima's year end reserves and approximately 19% of discounted cash flow from proved reserves. Funds from the sale were placed in a like-kind exchange escrow account with a qualified intermediary pursuant to
Section 1031 of the Internal Revenue Code. Prima was unable to close on qualifying properties within the time frame set forth by the Code. We estimate federal and state income taxes on this transaction to be approximately $6 million after utilization of minimum tax credit carryforwards.


PROPERTIES

DENVER BASIN

LOCATION, OPERATIONS AND ACREAGE. Prima's activities in the Denver Basin are located primarily in the Wattenberg Area which encompasses in excess of 1,000 square miles, and is located from 20 to 55 miles northeast of Denver, Colorado. Prima also owns leasehold interests and conducts operations at Denver International Airport. Prima operated 359 wells in the Denver Basin as of December 31, 1999. Our leasehold position in the Denver Basin at that date was 17,066 gross, 13,762 net, developed acres, with an additional 19,747 gross, 18,408 net, undeveloped acres.

FORMATIONS AND PRODUCTION. The Company's drilling and production activities have been centered in a portion of the Wattenberg Area where the primary productive reservoirs are the Codell and Niobrara. The Codell and Niobrara blanket large areas of the field at depths of approximately 7,000 to 7,300 feet and have moderate porosity and low permeability. The formations require fracture, or stimulation, to establish economic production. Recoverable reserves in any individual wellbore are controlled by reservoir quality, thickness and fracture stimulation techniques. Our Denver Basin wells produce natural gas, natural gas liquids, and crude oil. Natural gas liquids (propane, butane, ethane, isobutane, pentane) are processed out of the well stream and sold separately by the third party gatherer/purchaser, but are included in our per Mcf price at the wellhead. Natural gas in this area averages approximately 1,240 Btu per Mcf, and sells at a premium to Rocky Mountain spot price due to the Btu content and liquids upgrade. Our crude oil in this area is sweet crude and commands a premium to the Eastern Colorado posting. The 1999 production from Prima's Denver Basin properties accounted for approximately 73% of total oil and gas revenues, with natural gas averaging 12,801 Mcf per day and crude oil averaging 791 barrels per day net to Prima's interest.

RESERVES, FINDING AND DEVELOPMENT COSTS. The Denver Basin represented 46% of Prima's year end reserves on a BOE basis. Codell/Niobrara wells drilled and completed in this area cost approximately $250,000 and target approximately 50 MBOE per well. Finding and development costs for these wells are approximately $5.00 to $6.00 per BOE. At year end 1999, the Company controlled approximately 160 potential drillsites with 44 classified as proved undeveloped reserves. The Company's strategy has been to selectively drill wells utilizing advanced drilling and completion techniques, improved marketing, and cost controls in an attempt to enhance the wells economics and prove additional acreage. There is no assurance that these locations will ultimately be drilled, or that wells drilled will ultimately prove to be commercially productive.

CODELL/NIOBRARA REFRACTURING. Advancements in refrac stimulation technology (putting a new fracture treatment in an older well) have enabled Prima to add deliverability and reserves from the Codell and Niobrara formations. The Company targets older wells with declining deliverability, and availability of Section 29 tax credits of approximately $.65 per Mcf on production through the year 2002, for restimulation. Refracs completed in 1999 have resulted in production increases of 850% per well, with average daily incremental production rates of 180 Mcf of natural gas and 10 barrels of oil per day. Finding and development costs for these incremental reserves average from $4.00 to $5.00 per BOE.

1999 ACTIVITY. During 1999 the Company refractured 61 wells (53.7 net). We focused the majority of our time in this area on this activity given favorable economics and efficiency of the operations. The refracs typically do not involve acquiring new leases, gas sales contracts, or surface access agreements. We also drilled 14 gross (13.5 net) Codell/Niobrara, and 2 gross (2.0 net) J-Sand wells east of Denver International Airport during the year, all of which have been successfully competed and placed on production.

FUTURE ACTIVITY. The Company intends to continue its development and exploitation activities in the Denver Basin. We have budgeted 55 Codell/Niobrara refrac stimulations to be done during 2000. We also intend to drill approximately 25 Codell/Niobrara wells in the Wattenberg Area in 2000, with eight of these having been drilled during the first quarter. The Company has budgeted to drill two additional J-Sand wells east of Denver International Airport. Prima anticipates capital expenditure in the Denver Basin in 2000 of approximately $12 million.


POWDER RIVER BASIN

COALBED METHANE

LOCATION, OPERATIONS, ACREAGE. The coalbed methane ("CBM") play in the Powder River Basin is prospective over a vast geographic area of northeast Wyoming. The Wyodak Environmental Impact Study ("EIS"), which was completed in 1999 to review the potential environmental impacts of the play, covered an area of approximately 2,000,000 acres. The Company is currently involved in drilling and well servicing activities in the area. According to the Wyoming Oil & Gas Commission, over 2,000 CBM wells have been drilled with approximately 1,500 wells producing an estimated 200 MMcf of natural gas per day as of December 31, 1999. We believe approximately 60 drilling rigs are being utilized, making this the most active play in the United States. Prima holds a significant leasehold position that stretches from the southernmost part of the play to its known limits on the northern end. The leasehold position is generally close-in to the gathering and transportation infrastructure in the basin as it runs south to north, and in several instances, is relatively close to areas of known production. At December 31, 1999, Prima held 148,000 gross, 138,000 net acres in this play, including approximately 36,000 acres acquired in 1999. Our acreage is approximately 78% federal, 10% state, and 12% fee (private) leases. The federal leases have an initial ten year term, the state leases have a five year term, and fee leases vary from a few months to several years.

REGULATION. Prima and other operators in this play were subject to a moratorium on the issuance of drilling permits on federal acreage for the better part of 1998 and 1999. The moratorium resulted from the EIS for which the Record of Decision was issued on November 18, 1999 by the Bureau of Land Management ("BLM"). The EIS was undertaken to review and analyze the environmental impacts of approximately 5,900 wells on the eastern flank of the Powder River Basin. Drilling permits were issued by the Wyoming Oil and Gas Conservation Commission on state and fee acreage throughout 1999 and were not impacted by the moratorium on drilling permits on federal acreage. The Company currently anticipates that the approximate 5,900 cumulative wells allowed pursuant to the EIS, (which well count includes wells drilled on federal, state and fee land), will be reached over the next several months. The BLM has initiated a second EIS study which is proposed to encompass the entire Wyoming portion of the basin, with an expected time frame to complete the study and issue a record of decision of approximately eighteen months. The second EIS is currently contemplating as many as 30,000 wells with the consideration of the impact of various increments thereof. An Environmental Assessment is expected to provide from 1,000 to 1,500 special drainage permits where federal leases are potentially being drained by offsetting wells.

PERMITS - DRILLING, WATER DISCHARGE AND AIR QUALITY. During 1999, Prima (including subsidiaries and affiliates) submitted applications for approximately 525 drilling permits on federal, state and fee leases. In the third quarter of 1999, the BLM allowed operators to submit Applications for Permits to Drill ("APD's") on federal acreage in anticipation of finalizing the EIS. The volume of APD's submitted led the BLM to establish a lottery system to determine the order in which the APD's are processed. Prima submitted APD's in accordance with the procedures established by the BLM. In the fourth quarter of 1999, the BLM stated that it had received more APD's than it could process, and that total applications exceeded the number of wells that can be drilled under the initial EIS. The BLM estimated that only approximately 1,000 of the APD's previously submitted in the lottery system would be processed before the well limit of the EIS was reached. The BLM has initiated a second EIS, which includes updating the Buffalo Resource Management Plan, to provide for future development on federal acreage. Through March 10, 2000, Prima had received 63 drilling permits on Federal acreage and 150 on fee and state acreage. The Company believes it will be issued additional Federal permits and that combined with fee and state permits, will be able to conduct its planned operations pending update of the second EIS. Air quality permits for compression used in gathering and transportation of gas in the area are currently taking a minimum of 120 days to process. Water produced from the coal seams is generally potable (of drinking water quality) and is typically discharged on the surface in holding ponds or drainage areas. Water discharge permits are issued by the Wyoming Department of Environmental Quality. The Company believes it will be able to secure water discharge permits in its areas of operation and has submitted or received approvals for permits covering 233 wells through March 10, 2000.

FORMATION AND PRODUCTION. Coals are located in the Fort Union formation at depths ranging from 200 to 2,000 feet, and vary in thickness from a few feet to over 175 feet. It is common to encounter multiple coal zones between these depths. The methane in coal beds is adsorbed, or saturated, within the coal layers and held in place by water within the coals. When water is produced from the coal seam, the pressure gradient is reduced, allowing the gas to desorb from the coal. Operators in the area have experienced dewatering times that range from a few days to over one year, and the dewatering time is influenced by well density, coal depth, permeability, well location and other factors. Production rates have ranged from a few Mcf to over 1,000 Mcf per day. The gas from this area is generally slightly less than 1,000 Btu per Mcf, and may require carbon dioxide extraction to meet interstate pipeline gas quality specifications. The Wyoming Oil and Gas Conservation Commission has not adopted field spacing for this play to date, but wells are typically drilled on 40 or 80 acre tracts.

RESERVES, FINDING AND DEVELOPMENT COSTS. Powder River Basin Coalbed Methane represented 38% of Prima's year end reserves on a BOE basis. CBM wells may cost from $40,000 to $75,000 to drill, equip and complete through the sales meter depending on location and depth, exclusive of gathering lateral and compression costs. A typical well may have ultimate reserves of 300 to 400 MMcf, with finding and development costs estimated to be $0.20 to $0.30 per Mcf. Virtually all of the CBM reserves estimated by an independent engineering firm at December 31, 1999 are proved undeveloped. The Company cautions that its deliverability and reserves per well may vary considerably depending on location, thickness of coal, number of coals present, permeability, gas content, desorption, completion and production methods and other factors, and will vary from one group of wells to another throughout the basin. Prima believes it has a potential inventory of over 2,000 drill sites in this play. There is no assurance that these wells will be drilled or that those drilled will ultimately develop economic reserves.

NATURAL GAS TRANSPORTATION INFRASTRUCTURE. Significant transportation infrastructure from the Powder River Basin to major sales points was installed and placed in service in 1999. Thunder Creek Gas Services, LLC, and Fort Union Gas Gathering LLC each completed construction and began service on 24 inch diameter gas gathering header systems out of the basin to Glenrock, Wyoming in the east central part of Wyoming. Each of these systems is designed to transport 450 MMcf per day. From Glenrock, the systems tie into existing pipelines and the recently constructed 24 inch diameter Medicine Bow pipeline owned by Wyoming Interstate Pipeline, a Coastal Company, which ties into the major interstate pipeline corridor near Cheyenne, Wyoming. In the northern end of the basin, CMS Gas Transmission and Storage completed construction of a gathering system capable of moving up to 250 MMcf per day to the mentioned gathering header systems. Williston Basin Interstate Pipeline Company owns an 8 inch transportation line in the northern part of the basin, and MIGC, Inc. a 16 inch transportation line in the basin. These two pipelines were in service prior to the coalbed methane play to take conventional natural gas from the area. The transportation infrastructure in this basin is currently capable of moving over 1 Bcf (1,000,000 Mcf) of natural gas on a daily basis. Natural gas sales from California to the Mid-Continent can now be achieved by selling into the interstate pipeline market through access to many pipelines including: Colorado Interstate Gas Company, KN Interstate, Wyoming Interstate, Front Range, Williams, Trailblazer, Williston Basin, and Northern Border. During the first quarter of 2000, the Company estimates that 200,000 Mcf per day was flowing from coalbed methane production. Prima has not made arrangements to transport gas on the mentioned systems at this time.

1999 ACTIVITY. During 1999, Prima drilled 15 gross (15.0 net) CBM test wells in this area to begin evaluation of our acreage. Many of the wells were drilled as science wells to determine depth and number of coal seams, coal thickness, pressure data, permeability, gas content, desorption data and other information pertinent to evaluating our position in the play. The Company regularly reviews well and lease acquisition opportunities in the area, and as a result purchased an additional 36,000 net acres in the play in 1999. This acreage number is included in the total acreage figure reported above.

FUTURE ACTIVITY. The Company anticipates drilling approximately 200 coalbed methane wells in 2000. The majority of these wells are expected to be drilled in dense groupings where we intend to dewater and produce wells. First production is anticipated in the third or fourth quarter of 2000. We caution that the actual number of wells drilled could be less. We intend to continue our well drilling and servicing business, and to participate in low pressure gathering from the wellhead to the headers in this area. Our capital budget for 2000 in the coalbed methane play is anticipated to be $12 million.

CONVENTIONAL

LOCATION, OPERATIONS, ACREAGE. Prima owns the deep rights (below the coals) in approximately 136,910 gross, 130,206 net acres in the Powder River Basin. We currently operate 12 of the 15 conventional reservoir wells in which we have an interest, or 80% of the wells in which we have ownership. Prima has been active in lease acquisition, drilling and production from conventional reservoirs in the Powder River Basin for over five years, approximately three years before the increased activity in the area due to the coalbed methane play. The Company is credited with finding the Cedar Draw Field approximately 21 miles northwest of Gillette, Wyoming as a field extension to Amos Draw, where we operated five wells and had a non-operated interest in three wells at year end.

FORMATIONS AND PRODUCTION. At December 31, 1999, Prima produced from two formations in the conventional play, the Muddy formation located at a depth of approximately 9,500 to 9,800 feet, and the Turner formation at about 10,000 feet. Both of these formations are localized in nature, have moderate porosity and permeability, and require fracture or stimulation to establish economic production. Natural gas from these two formations averages approximately 1,280 Btu per Mcf and therefore receives a premium price. The production stream includes natural gas, natural gas liquids, and sweet crude oil which is sold at a premium to posted prices for Wyoming crude oil in this area. During 1999, production from Prima's conventional Powder River Basin properties accounted for approximately 13% of total oil and gas revenues, with natural gas averaging 3,278 Mcf per day and crude oil averaging 78 barrels per day net to our interest.

RESERVES, FINDING AND DEVELOPMENT COSTS. The Powder River Basin conventional play represented approximately 10% of Prima's year end reserves on a BOE basis. Muddy formation wells in this area cost from $750,000 to $850,000 to drill and complete, and average 200 to 250 MBOE per well. Historical finding and development costs for Muddy formation wells have averaged $4.00 to $5.00 per BOE. At year end 1999, the Company carried three well locations as proved undeveloped in its reserve report for conventional reservoirs in this area.

1999 ACTIVITY. Prima drilled three (2.75 net) operated wells to the Muddy formation in 1999. Two of these have been completed and were producing at year end, and one has been plugged and abandoned. In addition, we participated in two (0.45 net) non-operated Muddy formation wells that were both completed and producing by year end.

FUTURE ACTIVITY. The Company currently intends to drill three or four Muddy Formation locations in 2000. We recently drilled and ran pipe on the first of these wells. The well is scheduled for completion by the end of March 2000.


WIND RIVER BASIN

LOCATION, OPERATIONS AND ACREAGE. The Wind River Basin is located in central Wyoming, and Prima's production in the basin is located in the Cave Gulch area comprising approximately three square miles. Prima has been active in the area since 1987, and has participated in the drilling of 27 wells through December 31, 1999. Our activity in the area is primarily as a non-operated working interest owner, although we operate one producing well and have overriding royalty interests in three wells. Prima owns working interests ranging from 4.5% to 24% in 27 gross (2.1 net wells) in the area. Our Wind River Basin acreage position is 1,040 gross, 140 net developed acres, with 34,916 gross, 22,997 net undeveloped acres at year end 1999.

FORMATIONS AND PRODUCTION. The primary producing formations in the Cave Gulch area are the Fort Union at approximately 4,750 feet, the Lance from 4,900 to 8,800 feet, and the Frontier/Lakota/Muddy from 16,000 to 19,000 feet. The Frontier and Lakota/Muddy formations are lenticular in nature, with the Fort Union and Lance being localized reservoirs. The Lance formation has particularly thick intervals of producing reservoirs which, when completed and fractured altogether, have resulted in production up to 18,000 Mcf per day from a single well. Lakota/Muddy wells in the area have produced up to 45,000 Mcf per day from a single well. Approximately 93% of the Company's production from this area was from the Lance and Lakota/Muddy formations at year end 1999. The Fort Union, which appears sporadically at shallow depths, can be identified on the way down to the Lance or Lakota/Muddy, and has been drilled and produced in approximately 14% of the locations where deeper wells have been drilled. The shallow Frontier formation wells in the area have generally not been produced as low pressure prevents them from entering higher pressure gathering lines in the area. Production from this area includes natural gas, natural gas liquids and sweet crude oil. The natural gas averages approximately 1,150 Btu per Mcf and is sold at a slight premium to index, or spot prices. The crude oil sells for a premium to posting for Wyoming crude oil in this area. At year end 1999, the Wind River Basin represented approximately 14% of Prima's total oil and gas revenues, with natural gas averaging 3,546 Mcf and crude oil 13 barrels per day.

RESERVES, FINDING AND DEVELOPMENT COSTS. The Wind River Basin represents approximately 6% of Prima's year end 1999 reserves on a BOE basis. Lance formation wells cost approximately $1.6 million to drill and complete, and target approximately 400 MBOE per well. The deep Frontier/Lakota/Muddy wells cost approximately $9.5 million per well, and have the objective of 2.5 to 3.0 MMBOE per well. A Fort Union well costs approximately $500,000 to drill with the goal of approximately 165 MBOE per well. The year end 1999 reserve report for this area includes six proved undeveloped locations, and seventeen proved developed non-producing opportunities. Our activity in this area is determined to a large extent by the operator of each property, who proposes well or recompletion operations pursuant to standard industry operating agreements. Prima reviews each opportunity and elects whether or not to participate in the activity depending on economic and geologic merit, and has participated in approximately 95% of all activity proposed in the area.

1999 ACTIVITY. Prima participated in the drilling of eight gross (0.5 net) wells, and also in three gross (.2 net) recompletions during 1999. All of these wells and recompletions were producing at year end. The Cave Gulch #1-29 LAK which blew out in August of 1998 was returned to production in October 1999, and at year end was producing 384 Mcf per day to Prima's 4.57% working interest.

FUTURE ACTIVITY. Prima currently anticipates participating in approximately six gross (.4 net) wells in the Cave Gulch area in 2000. During the first quarter of 2000, we are participating in the drilling of the Cave Gulch #4-19 Lakota well for an 11.24% working interest. This well is anticipated to cost approximately $1 million to Prima's interest. The Company also anticipates participating in seven gross (.42 net) recompletions in the Fort Union and Lance formations during 2000. We caution that the actual amount of wells and recompletions could vary significantly depending on geologic and economic review, the operators potential change in planned activity, and other factors.


OTHER ACTIVITY

          Prima owns 73,080 gross, 30,308 net, undeveloped lease acres in the Greater Green River Basin located in west central Wyoming. The Company also purchased 102,075 gross, 25,999 net undeveloped acres in the Big Horn Basin located in north central Wyoming in 1999. We intend to monitor activity in these areas, and continue developing various geologic and interpretative data.


RESERVES

          The Company's net proved reserves are approximately 86% attributable to natural gas, and 14% to crude oil. The net proved reserves are estimated or audited by the following engineering consulting firms:

          Netherland, Sewell and Associates, Inc. (Powder River Basin Coalbed Methane as well as auditing the Denver Basin and Powder River Basin Conventional reserves estimated by other engineering firms).

          Ryder Scott Company (Wind River Basin).

          The table below sets forth the Company's estimated quantities of proved reserves, all of which are located in the continental United States, and the present value of estimated future net cash flows from these reserves on a non-escalated basis. The quantities and values are based on prices in effect at year end (averaging $24.68 per barrel of oil and $1.90 per Mcf of natural gas at December 31, 1999 compared to $10.31 per barrel of oil and $2.13 per Mcf of natural gas at December 31, 1998). The future net cash flows were discounted by ten percent per year as of the end of each of the last three fiscal periods. The ten percent discount factor is specified by the Securities and Exchange Commission and is not necessarily the most appropriate discount rate. Present value, no matter what rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For further information concerning the reserves and the discounted future net cash flows from these reserves, see Note 11 of the Notes to Consolidated Financial Statements.

                                                                              December 31,
                                                               ------------------------------------------
                                                                  1999            1998           1997
                                                               ------------   ------------   ------------
Estimated proved natural gas reserves (Mcf) ................    124,111,000     71,207,000     63,490,000
Estimated proved oil reserves (barrels) ....................      3,268,000      2,826,000      3,358,000
Present value of estimated future net cash
  flows (before future income tax expense) .................   $108,551,000   $ 65,318,000   $ 75,540,000
Standardized measure of discounted
  future net cash flows ....................................   $ 75,466,000   $ 51,426,000   $ 58,149,000

          There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above table represents estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced. There has been no major discovery or other event that is believed to have caused a significant upward or downward change in estimated proved reserves subsequent to December 31, 1999. The Company sold its interests in the wells at the Bonny Field in January 1999. These wells represented approximately 6% of Prima's year end 1998 reserves on a BOE basis. Oil and natural gas prices have historically been volatile and are expected to continue to be so in the future. Changes in product prices affect the present value of estimated future net cash flows and the standardized measure of discounted future net cash flows.

          Since January 1, 1999, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.


PRODUCTION

          The Company's net natural gas production averaged 19,625 Mcf per day for the year ended December 31, 1999 compared to 17,742 Mcf per day for the year ended December 31, 1998 and 14,641 Mcf per day during the year ended December 31, 1997. Net oil production averaged 882 barrels per day for the year ended December 31, 1999 compared to 784 barrels per day during the year ended December 31, 1998 and 699 barrels per day during the year ended December 31, 1997. The following table summarizes information with respect to the Company's producing oil and gas properties for each of these periods.

                                                     Year Ended December 31,
                                             -------------------------------------
                                               1999          1998           1997
                                             ---------     ---------     ---------
Quantities Sold:
  Natural gas (Mcf) ....................     7,163,000     6,476,000     5,344,000
  Oil (barrels) ........................       322,000       286,000       255,000
Average Sales Price:
  Natural gas (per Mcf) ................     $    2.10     $    2.00     $    2.39
  Oil (per barrel) .....................     $   17.42     $   12.71     $   19.90
Average production (lifting) costs per
   equivalent barrel (1) ...............     $    2.49     $    2.43     $    2.68

----------

(1) Natural gas production has been converted to a common unit of production (barrel of oil) on the basis of relative energy content (six Mcf of natural gas to one barrel of oil).

PRODUCTIVE WELLS

          The following table summarizes total gross and net productive wells for the Company at December 31, 1999.

                                                                Productive Wells
                                                -----------------------------------------------
                                                          Oil                      Gas
                                                ---------------------     ---------------------
                                                  Gross(1)   Net(2)        Gross(1)      Net(2)
                                                --------     --------     --------     --------
     Operated:
        Colorado ..........................            8          7.5          351        291.7
        Wyoming ...........................            0          0.0           13         11.4
     Non-operated:
        Colorado ..........................            0          0.0           21          8.6
        Wyoming ...........................            0          0.0           29          2.5
                                                --------     --------     --------     --------
           Total (3) ......................            8          7.5          414        314.2
                                                ========     ========     ========     ========

          Additionally, the Company has a royalty interest in 138 of the gross wells reported above in which it owns a working interest. Also, the Company has royalty interests in an additional 39 gross wells which are not included in the above table.


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


DEVELOPED AND UNDEVELOPED ACREAGE

         At December 31, 1999, the Company held leased acreage as set forth below:

                                      Developed Acreage (1)      Undeveloped Acreage (2)
                                     ------------- ---------     -----------------------
          Location                   Gross (3)      Net (4)      Gross (3)      Net (4)
--------------------------------     ---------     ---------     ---------     ---------
Big Horn Basin .................             0             0       102,075        25,999
Denver Basin ...................        17,066        13,762        19,747        18,408
Green River Basin ..............             0             0        73,080        30,308
Powder River Basin .............         1,625         1,480       178,180       166,686
Wind River Basin ...............         1,040           140        34,916        22,997
Other Basins ...................         1,495            57        13,273        11,929
                                     ---------     ---------     ---------     ---------
Total ..........................        21,226        15,439       421,271       276,327
                                     =========     =========     =========     =========



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

                                                     Acres Expiring
                                                  -------------------
        Twelve Months Ending:                      Gross        Net
                                                  -------     -------
          December 31, 2000 .................      12,140       9,998
          December 31, 2001 .................      11,639       8,392
          December 31, 2002 .................      14,749       7,185
          December 31, 2003 .................      12,208       7,411
          December 31, 2004 .................      53,279      27,886
          December 31, 2005 and later .......     277,899     184,433


DRILLING ACTIVITIES

         Certain information with regard to the Company's drilling activities for the years ended December 31, 1999, 1998 and 1997 is set forth below:


                                                     1999                        1998                       1997
                                            ----------------------      ----------------------      ----------------------
                                              Gross         Net           Gross          Net          Gross          Net
                                            --------      --------      --------      --------      --------      --------
Development:
  Productive .......................              33         27.14            30         10.52            46         33.74
  Dry ..............................               1          0.75             2          0.31             0          0.00
                                            --------      --------      --------      --------      --------      --------
                                                  34         27.89            32         10.83            46         33.74
                                            ========      ========      ========      ========      ========      ========

Exploratory:
  Productive .......................               9          6.19             4          3.05             0          0.00
  Dry ..............................               0          0.00             2          1.06             4          2.70
                                            --------      --------      --------      --------      --------      --------
                                                   9          6.19             6          4.11             4          2.70
                                            ========      ========      ========      ========      ========      ========

Total
  Productive .......................              42         33.33            34         13.57            46         33.74
  Dry ..............................               1          0.75             4          1.37             4          2.70
                                            --------      --------      --------      --------      --------      --------
                                                  43         34.08            38         14.94            50         36.44
                                            ========      ========      ========      ========      ========      ========

          Since December 31, 1999 and through March 10, 2000, the Company has drilled or participated in wells as follows: eight gross and net wells drilled and nineteen gross (17.55 net) refracs in the Denver Basin, eleven gross and net wells in the Powder River Basin coalbed methane play, one gross and net well in the Powder River Basin conventional play, and one reentry (.11 net) in the Wind River Basin.

NATURAL GAS AND OIL MARKETING AND TRADING

         The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and gas trading activities that consist of the purchase and resale of natural gas. Financial instruments are used from time to time to hedge the price of a portion of the Company's production as well as purchases for resale.

NATURAL GAS. Prima sells its natural gas to utilities, industrial end-users, gathering and marketing aggregators, as well as marketing affiliates of interstate pipeline companies. The terms and conditions of our various natural gas sales contracts vary as to price, quantity, term and other conditions, but in general follow 30 day spot or day-to-day prices as posted. The Company does consider and sell fixed price gas for terms in excess of 30 days as a hedge on its production when warranted by its assessment of market conditions and to protect from downward price movements, but had no direct customer sales for a fixed price at year end 1999. Prima has one significant purchaser of its natural gas in the Denver Basin, Duke Energy Field Services, Inc. (Duke), who accounted for 28% of the Company's total consolidated revenues for the year. Duke is not affiliated with Prima, and while loss of this customer could have a material adverse effect on the Company, we believe an ample market exists to sell the natural gas to alternate customers. The Company currently has two gathering agreements, one in the Denver Basin and one in the Wind River Basin, to get its gas from the wellhead into interstate pipelines for sale, but has not contracted on a firm basis for interstate pipeline transportation. As such, we have no liability to pay reservation (demand) charges for pipeline capacity, or assurance that our gas can flow every day, although no significant curtailment of production occurred in 1999. In its areas of activity, Prima also engages in trading natural gas, purchasing and reselling third party gas. These arrangements typically provide for the purchase of natural gas at a known price or index, with a corresponding sale. The Company does from time to time have open purchase or sale commitments without corresponding contracts which could result in a loss. Prima's Chief Executive Officer reviews open positions before they are committed to, and we monitor (mark-to-market) these positions regularly. Prima had no open natural gas trading positions at year end. In 1999, total revenues from the sale of Prima's natural gas production were $15,042,000, or 50% of consolidated revenues, and trading revenues amounted to $2,318,000, or 8% of consolidated revenues.

OIL. The Company's oil production is sold under a number of contracts at prices posted in the area of activity, plus a negotiated bonus due to quality and low availability of domestic barrels for purchase. The contracts are generally month to month in duration. The point of sale for our crude oil is at the well, from which oil is trucked by the purchaser to pipelines or refineries. During 1999, one purchaser, Ultramar Diamond Shamrock ("UDS"), accounted for approximately 80% of Prima's crude oil sales, $4,462,000, which represented 15% of consolidated revenues. Prima is not affiliated with UDS, and believes that it can sell its crude to other purchasers should we lose UDS as a customer.

RISK MANAGEMENT. To hedge its natural gas and crude oil production as well as buy for resale activity, the Company from time to time uses futures and energy swaps. The purpose of these hedges is to provide market price protection in the volatile environment of natural gas and crude oil pricing. Hedging activity is reviewed by Prima's Chief Executive Officer before commitment to a hedge, and significant positions are reviewed by the Board of Directors. At year end 1999, the Company did not have any open positions or hedges for future production and trading activity. During 1999, Prima hedged 1,310,000 MMBtu of natural gas, and 81,000 barrels of crude oil, representing 15% of its natural gas and 25% of its crude oil production.

OILFIELD SERVICES

         Prima conducts its oilfield services business under the name of Action Oilfield Services in Colorado, and Action Energy Services in Wyoming, both wholly owned subsidiaries of the Company.

ACTION OILFIELD SERVICES. Action Oilfield Services ("AOS") has been active in the Denver Basin since 1986. We own a field office and yard near LaSalle, Colorado, and are conveniently located to service wells in the Denver Basin. AOS owns various well servicing equipment including completion rigs, a swab rig, tractor trailer rigs for water hauling, and oilfield rental equipment including pumps, tanks, work strings, and blow out preventers. During 1999, we experienced strong utilization of our people and equipment due to well recompletions, re-works and drilling in the area. We intend to continue and grow our well servicing activities in the Denver Basin. AOS provides services for Prima as well as third party operators in the area. For the year ended December 31, 1999, 29% of AOS's revenues were from activities performed on wells for Prima. The Company's share of fees paid to AOS on Company owned properties and the costs associated with providing these services are eliminated in the consolidated financial statements. Revenues recorded by AOS in 1999 were $3,792,000, or 13% of consolidated revenues.

ACTION ENERGY SERVICES. In the first quarter of 1999, Prima formed Action Energy Services ("AES") to conduct well drilling and servicing activities in the Powder River Basin. AES has an office and yard leased in Gillette, Wyoming. In addition to well services traditionally offered by the Company, AES has five drilling rigs, pipeline trenching equipment and a back hoe. We intend to engage in both drilling and gathering activities in the Powder River Basin. Our services are offered to both Prima and third parties in the area. During the year, AES acquired the assets of two small well servicing companies in the area. During 1999, 18% of AES's revenues were from activities performed on wells owned by Prima, and these revenues are accounted for in the same manner noted for AOS. AES's revenues were $1,182,000 in 1999, and represented 4% of the Company's consolidated revenues.


MANAGEMENT AND OPERATOR SERVICES

         The Company provides management and operator services for approximately 372 wells which the Company operates pursuant to industry standard operating agreements with other working interest owners in the wells. The Company also served, through December 31, 1998, as managing venturer and operator of Bonny Gathering Company, a joint venture formed to construct and operate a natural gas gathering and pipeline facility in the Bonny Field in eastern Colorado. As mentioned earlier in this document, the gathering system was sold in January 1999. Prima agreed to provide transitional operating and management services through March 31, 1999. Revenues attributable to management and operator services provided to third parties were $619,000 for the year ended December 31, 1999, including $66,000 from management of the Bonny Gathering system, which was 2% of consolidated revenues.


PHYSICAL PROPERTIES

         The Company leases its Denver office space at an annual rate of approximately $135,000 per year. Such offices consist of 11,717 square feet and the lease continues until November 30, 2000. The Company owns office furniture and equipment with a net book value at December 31, 1999 of $184,000.

         Prima has also leased office space with shop and yard facilities in, Gillette Wyoming. The yard and shop area is used to store and maintain various well servicing equipment, drilling rigs and production equipment. Net book value of our service equipment at this location was $1,990,000 at December 31, 1999.

         The Company owns 160 acres of land in Weld County, Colorado near LaSalle, Colorado. A shop, office building and yard facilities located on the land are used for the Company's field and oilfield service operations. Net book value of the land and buildings at December 31, 1999, was $208,000. The service company and field operations own related equipment, including completion rigs, swab rigs, tractor trailer rigs used for water hauling, oilfield rental equipment and various oil field vehicles with a net book value of $2,170,000 at December 31, 1999.

         The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona, for investment and capital appreciation. The partnership owns the 22 acres free and clear. The book value of this partnership interest was $257,000 at December 31, 1999.


EMPLOYEES AND OFFICES

         As of December 31, 1999, the Company had 116 full-time employees, including 24 in its Denver office and 92 field employees. Action Oilfield Services employed 50 people, Action Energy Services employed 30 people, and 12 were employed in Prima's field production and pumping activities. The Company believes its relations with its employees are good. Prima also contracts the services of independent consultants involved in land, geology, engineering, accounting, regulatory affairs, and other disciplines as needed. The Company's principal executive offices are located at 1801 Broadway, Suite 500, Denver, Colorado 80202.


ITEM 3. LEGAL PROCEEDINGS

         The Company is engaged from time to time in legal proceedings in the normal course of its daily business. At December 31, 1999, the Company does not believe, based upon advise from legal counsel, that an adverse ruling in any legal proceeding currently pending would have a material impact on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

         VOLATILITY OF OIL AND NATURAL GAS PRICES. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. During 1999, average oil and natural gas prices realized by the Company were 37% and 5% higher than those received in 1998. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

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

         NEED TO REPLACE RESERVES. As is customary in the oil and gas exploration and production industry, the Company's future success depends upon its ability to continue to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves that it produces through successful development, exploration or acquisition, the Company's proved reserves will decline. Further, approximately 46% of the Company's proved reserves at December 31, 1999, were located in the Wattenberg Area of the Denver Basin, where wells are characterized by relatively rapid decline rates. Additionally, approximately 52% of the Company's total proved reserves at December 31, 1999, were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling and/or recompletion operations. There can be no assurance that the Company will continue to be successful in its effort to develop or replace its proved reserves.

         HEDGING ACTIVITIES. Part of the Company's business strategy is to periodically use both commodity futures contracts and price swaps to hedge the impact of the volatility of oil and natural gas prices on a portion of its production and gas marketing activities. In certain circumstances, significant reductions in production, due to unforeseen events, could require the Company to make payments under the hedge agreements even though such payments are not offset by production. To reduce this risk, the Company strives to keep a percentage of its production unhedged. Hedging will also prevent the Company from receiving the full advantage of increases in oil or natural gas prices above the amount specified in the hedge agreement. Based upon average daily production during 1999, the Company's hedge agreements covered approximately 25% and 15% of the Company's daily average oil and natural gas production, respectively.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (A) PRINCIPAL MARKET OR MARKETS. Prima's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "PENG." The following table sets forth the Nasdaq high and low sales prices for Prima's common stock for each quarterly period during the Company's years ended December 31, 1999 and 1998. These prices have been restated to reflect the effect of the three for two split of Prima's common stock distributed on February 24, 2000.

       Year Ended December 31, 1999                                             HIGH            LOW
                                                                              --------        --------
Quarter Ended March 31, 1999 .........................................        $ 10.417        $  8.375
Quarter Ended June 30, 1999 ..........................................          15.167           8.667
Quarter Ended September 30, 1999 .....................................          17.083          13.750
Quarter Ended December 31, 1999 ......................................          18.500          13.833

            Year Ended December 31, 1998

Quarter Ended March 31, 1998 .........................................        $ 13.333        $ 11.333
Quarter Ended June 30, 1998 ..........................................          13.000          11.167
Quarter Ended September 30, 1998 .....................................          13.000           9.000
Quarter Ended December 31, 1998 ......................................          12.333           8.167

         On March 10, 2000, the closing sale price for the Company's common stock was $22.25 per share.

         The above quotations are from sources believed to be reliable. They do not include any retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         (B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. Prima's common stockholders of record at March 10, 2000 totaled 1,138.

         (C) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by Prima's Board of Directors. No dividends were declared or paid in 1999, 1998 or 1997. Future dividends, if any, will be evaluated based among other things, on operating results and financial condition of the Company at the time.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth a summary of selected consolidated financial data. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto.


                                                                Year Ended December 31,
                                             -------------------------------------------------------------
                                               1999          1998         1997         1996        1995
                                             --------      --------     --------     --------     --------
                                                         (in thousands, except per share data)
Income Statement Data:
Revenues:
 Oil and gas sales .....................     $ 20,644      $ 16,612     $ 17,840     $ 14,657     $ 11,502
 Oilfield services .....................        4,974         4,148        3,214        2,269        1,487
 Trading revenues ......................        2,318         3,956       15,999       10,001        4,604
 Interest and dividend income ..........        1,334           469          546          411          154
 Management and operator fees ..........          619         1,044        1,035        1,003        1,084
 Other .................................          (48)        3,863          216          280          217
                                             --------      --------     --------     --------     --------
                                               29,841        30,092       38,850       28,621       19,048
                                             --------      --------     --------     --------     --------

Expenses:
 Depreciation, depletion
  and amortization:
    Oil and gas properties .............        4,650         6,260        4,935        4,210        4,058
    Property and equipment .............          817           616          497          334          314
 Lease operating expense ...............        2,012         2,041        1,720        1,511        1,432
 Ad valorem and production taxes .......        1,765         1,272        1,355          981          736
 Cost of oilfield services .............        3,377         2,701        2,368        1,759        1,170
 Cost of trading .......................        2,827         3,936       15,323        9,060        3,613
 General and administrative ............        2,331         2,141        1,915        1,812        1,863
                                             --------      --------     --------     --------     --------
                                               17,779        18,967       28,113       19,667       13,186
                                             --------      --------     --------     --------     --------
Income before income taxes .............       12,062        11,125       10,737        8,954        5,862
Provision for income taxes .............        3,035         3,060        2,635        2,285        1,370
                                             --------      --------     --------     --------     --------

Net Income .............................     $  9,027      $  8,065     $  8,102     $  6,669     $  4,492
                                             ========      ========     ========     ========     ========

Basic Net Income per Share .............     $   1.05      $   0.93     $   0.94     $   0.77     $   0.51
                                             ========      ========     ========     ========     ========

Diluted Net Income per Share ...........     $   1.03      $   0.91     $   0.91     $   0.76     $   0.51
                                             ========      ========     ========     ========     ========

Cash Dividends per Share ...............     $   0.00      $   0.00     $   0.00     $   0.11     $   0.00
                                             ========      ========     ========     ========     ========

Balance Sheet Data (at end of period):
Total assets ...........................     $ 72,665      $ 66,866     $ 57,921     $ 48,006     $ 38,565
Net property and equipment .............       44,467        55,607       43,181       32,325       29,118
Long-term debt .........................            0           120          240            0            0
Stockholders' equity ...................       58,908        51,308       43,214       35,273       29,916
Working capital ........................       21,408         5,467        7,952        7,863        4,292

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Item 7 contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices and estimates of future net cash flows attributable to proved reserves and other such matters. The words "anticipates," "believes," "expects" "intends" or "estimates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 17.

         The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three year period ended December 31, 1999. The Consolidated Financial Statements and notes thereto should be referred to in conjunction with this discussion.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities totaled $12,006,000 for the year ended December 31, 1999, compared to $16,789,000 for the year ended December 31, 1998 and $14,685,000 for the year ended December 31, 1997. Net working capital at December 31, 1999 was $21,408,000 as compared to $5,467,000 at December 31, 1998. Current assets were $27,941,000 at December 31, 1999 compared to $10,673,000 at December 31, 1998. Current liabilities were $6,533,000 at December 31, 1999 compared to $5,206,000 at December 31, 1998. The Company had proceeds from the sales of oil and gas properties and other equipment and sales of securities of $27,871,000 in 1999.

         The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn. On January 21, 1999, Prima closed on the sale of all of its interest in the Bonny Field acreage, wells, and gathering system for $26 million ($20 million net of income taxes).

         The Company invested $18,617,000 in additions to oil and gas properties during the year ended December 31, 1999, compared to $18,147,000 during the year ended December 31, 1998 and $15,250,000 during the year ended December 31, 1997. During 1999, $13,416,000 was paid for the Company's share of development well costs and recompletions, $1,731,000 for exploratory costs, $3,347,000 for acquisitions of unproved properties and $123,000 for purchases of proved properties. Other uses of funds in 1999 included $2,673,000 for purchases of oilfield service equipment, facilities and office equipment, $2,454,000 for treasury stock purchases and $497,000 for purchases of marketable securities.

         The standardized measure of discounted future net cash flows of the Company's proved oil and natural gas reserves increased to $75,466,000 at December 31, 1999 as compared to $51,426,000 at December 31, 1998 and $58,149,000 at December 31, 1997. Estimated future net cash flows from proved oil and natural gas reserves increased to $190,008,000 at December 31, 1999 compared to $115,801,000 at December 31, 1998 and $136,391,000 at December 31,
1997. Oil reserve volumes at December 31, 1999 increased 16% and natural gas reserve volumes increased 74% compared to December 31, 1998. On a barrel of oil equivalent basis, 1999 reserves increased 63% to 23,953,000 BOE. The weighted average natural gas price received at December 31, 1999 on Company production was $1.90 per Mcf, a decrease of $0.23 per Mcf compared to December 31, 1998. The year end weighted average oil price was $24.68 per barrel, an increase of $14.37 per barrel compared to December 31, 1998.

         At December 31, 1999, the Company estimates that capital expenditures of $36,107,000 will be required to develop the Company's proved undeveloped and proved developed non-producing reserves over the next several years. Approximately $71,443,000, net of future development costs, of the estimated future net cash flows of the Company's proved oil and gas reserves at December 31, 1999 were proved undeveloped reserves.

         The Board of Directors of Prima approved a three for two stock split of its common stock to stockholders of record on February 10, 2000, distributed February 24, 2000. As a result, the number of shares of common stock outstanding increased from 5,645,341 to 8,467,744 on the distribution date. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock split.

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


NEW ACCOUNTING PRONOUNCEMENTS

         During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2001. Although the Company has not completed the process of evaluating the impact that will result from adopting SFAS 133, management does not believe it would have a material impact on financial position or results of operations.


RESULTS OF OPERATIONS

1999 VS 1998

         For the year ended December 31, 1999, the Company earned net income of $9,027,000, or $1.03 per diluted share, on revenues of $29,841,000, compared to net income of $8,065,000, or $0.91 per diluted share, on revenues of $30,092,000 for the year ended December 31, 1998. Operating expenses were $17,779,000 for 1999 compared to $18,967,000 for 1998. Revenues decreased $251,000 or 1%, expenses decreased $1,188,000 or 6% and net income increased $962,000 or 12% in 1999. During 1998, the

Company received proceeds of $3,850,000 from the early termination of a gas sales contract, which increased earnings by $2,500,000 and earnings per diluted share by $0.28. Exclusive of this transaction, net income for 1998 would have been $5,565,000 and earnings per diluted share would have been $0.63.

         Oil and gas sales for the year ended December 31, 1999 were $20,644,000 compared to $16,612,000 for the year ended December 31, 1998, an increase of $4,032,000 or 24%. This increase was due to both higher product prices and increased production. The Company's net natural gas production was 7.2 Bcf for 1999 compared to 6.5 Bcf in 1998, an increase of 0.7 Bcf or 11%. The Company sold all of its interests in the wells at the Bonny Field effective January 1, 1999. Natural gas production increases net of Bonny were 16%. Net oil production was 322,000 barrels in 1999 compared to 286,000 barrels for 1998, an increase of 36,000 barrels or 13%. On a BOE basis, the Company's production for 1999 increased 149,000 BOE or 11%, or 202,000 BOE and 15% after giving effect to the Bonny sale. The average price received per Mcf of natural gas sold was $2.10 for the year ended December 31, 1999 compared to $2.00 per Mcf for the year ended December 31, 1998, an increase of $.10 per Mcf or 5%. Approximately 5% of the natural gas production for the year ended December 31, 1998, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.81 per Mcf for the year ended December 31, 1998. The average price received per barrel of oil sold was $17.42 for 1999 compared to $12.71 for 1998, an increase of $4.71 per barrel or 37%. During the year ended December 31, 1999, the Company hedged approximately 25% of its oil production and 15% of its natural gas production. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. Hedging losses of $180,000 are included in oil and gas revenues for the year, which decreased the average price received per barrel of oil by $0.17 and per Mcf of natural gas by $0.02. During the year ended December 31, 1998, the Company hedged approximately 44% of its natural gas production. Hedging losses of $112,000 decreased the average price received per Mcf of natural gas by $0.02. No oil was hedged during this period.

         Oil and gas depletion charges are affected by capitalized costs, estimated future development costs, production levels and changes in reserve estimates. The Company's depletion of oil and gas properties was $4,650,000 or $3.07 per BOE on 1,515,000 equivalent barrels produced in 1999, compared to $6,260,000 or $4.58 per BOE on 1,366,000 equivalent barrels produced in 1998. The lower depletion rate for 1999 reflects crediting capitalized costs of oil and gas properties with the proceeds from the Bonny sale. The reserves from the wells at the Bonny Field represented 6% of Prima's year end 1998 reserves. Depreciation of other fixed assets was $817,000 and $616,000 for 1999 and 1998, respectively, and is attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $201,000, or 33%, due primarily to acquisitions of oilfield service equipment in 1999.

         Lease operating expenses ("LOE") were $2,012,000 for the year ended December 31, 1999 compared to $2,041,000 for the year ended December 31, 1998. Ad valorem and production taxes were $1,765,000 and $1,272,000 for the same periods. Production taxes increase with higher production volumes and increased product prices. Total lifting costs (LOE plus ad valorem and production taxes) were 18% of oil and gas revenues and $2.49 per BOE for 1999 compared to 20% and $2.43 for 1998.

         Oilfield service revenues of $4,974,000 and $4,148,000 for the years ended December 31, 1999 and 1998, respectively, represent the revenues earned by Action Oilfield Services, Inc. and Action Energy Services, wholly owned subsidiaries. These revenues include well servicing fees from drilling rigs, completion rigs, swab rigs, trucking, water hauling, rental equipment and other related activities. Revenues increased $826,000, or 20% for 1999. Cost of oilfield services were $3,377,000 for the year ended December 31, 1999 compared to $2,701,000 for the year ended December 31, 1998, an increase of $676,000 or 25%. Utilization levels in the Wattenberg Area, where Action Oilfield Services is active, continue to be strong. Action Energy Services was formed in March 1999 to provide services in the Powder River Basin area of Wyoming. For the years ended December 31, 1999 and 1998, 26% and 21%, respectively, of the gross fees billed by the service companies were for Company owned wells. The Company's share of fees paid to its service companies on owned wells and the costs associated with providing the services are eliminated in consolidation.

         Trading revenues and cost of trading represented the marketing of third party gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading revenues were $2,318,000 for 1999 compared to $3,956,000 for 1998, a decrease of $1,638,000 or 41%. The Company marketed 1,311,000 MMBtus of third party gas in 1999 compared to 1,823,000 MMBtus in 1998, a decrease of 512,000 MMBtus or 28%. Costs of trading were $2,827,000 for 1999 compared to $3,936,000 for 1998, a decrease of $1,109,000 or 28%. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. The Company had no buy-for-resale contracts in place at December 31, 1999 or March 10, 2000.

         Management and operator fees for the years ended December 31, 1999 and 1998 were $619,000 and $1,044,000, respectively, a decrease of $425,000 or 41%.
Management and operator fees in 1999 were earned pursuant to the Company's role as operator for approximately 372 oil and gas wells located primarily in the Wattenberg Area of Weld County, Colorado. The Company is a working interest owner in each of the operated wells. The Company is paid operating fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. During 1998, the Company also served as managing venturer of a joint venture which owned gas gathering and pipeline facilities in the Bonny Field in Yuma County, Colorado. In January 1999, the Company sold its interest in the Bonny Field assets and no longer served as managing venturer and operator. Management and operator fees attributable to the Bonny Field system were $406,000 for 1998.

         General and administrative expense ("G&A") totaled $2,331,000 for the year ended December 31, 1999 compared to $2,141,000 for the year ended December 31, 1998, an increase of $190,000 or 9%. The Company's G&A expense has increased due to expansion of the Company's area of operations. The Company capitalized geological and geophysical costs of $180,000 during each of 1999 and 1998. Additionally, the Company capitalized G&A costs of $780,000 and $380,000 in 1999 and 1998, respectively, related primarily to its expansion in the Powder River Basin.

         The provision for income taxes was $3,035,000 for the year ended December 31, 1999 compared to $3,060,000 for the year ended December 31, 1998. The effective tax rate was 25.2% in 1999 compared to 27.5% in 1998. Effective tax rates are affected by amounts of permanent differences between financial and taxable income, consisting primarily of statutory depletion deductions, Section 29 tax credits and compensation expense recognized from the exercise of non-qualified stock options.


1998 VS 1997

         For the year ended December 31, 1998, the Company earned net income of $8,065,000, or $0.91 per diluted share, on revenues of $30,092,000, compared to net income of $8,102,000, or $0.91 per diluted share, on revenues of $38,850,000 for the year ended December 31, 1997. During 1998, the Company received proceeds of $3,850,000 from the early termination of a gas sales contract, which increased earnings by $2,500,000 and earnings per diluted share by $0.28. The proceeds from this transaction are reported in other income on the consolidated statement of income. Operating expenses were $18,967,000 for 1998 compared to $28,113,000 for 1997. Revenues decreased $8,758,000 or 23%, expenses decreased $9,146,000 or 33% and net income decreased $37,000 or less than 1% in 1998.

         Oil and gas sales for the year ended December 31, 1998 were $16,612,000 compared to $17,840,000 for the year ended December 31, 1997, a decrease of $1,228,000 or 7%. This decrease was due to lower product prices, which more than offset increased production. The Company's net natural gas production was 6.5 Bcf for 1998 compared to 5.3 Bcf in 1997, an increase of 1.2 Bcf or 23%. Its net oil production was 286,000 barrels compared to 255,000 barrels for the same periods, an increase of 31,000 barrels or 12%. On a BOE basis, the Company's production for 1998 increased 220,000 BOE or 19%. The average price received per Mcf of natural gas sold was $2.00 for the year ended December 31, 1998 compared to $2.39 per Mcf for the year ended December 31, 1997, a decrease of $.39 per Mcf or 16%.

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

         The Company's depletion of oil and gas properties was $6,260,000 or $4.58 per BOE on 1,366,000 equivalent barrels produced in 1998, compared to $4,935,000 or $4.31 per BOE on 1,146,000 equivalent barrels produced in 1997. Depreciation of other fixed assets was $616,000 and $497,000 for 1998 and 1997, respectively. Depreciation expense increased $119,000, or 24%, due primarily to acquisitions of oilfield service equipment in 1998.

         LOE was $2,041,000 for the year ended December 31, 1998 compared to $1,720,000 for the year ended December 31, 1997. Ad valorem and production taxes were $1,272,000 and $1,355,000 for the same periods. Total lifting costs (LOE plus ad valorem and production taxes) were 20% of oil and gas revenues and $2.43 per equivalent barrel of production for 1998 compared to 17% and $2.68 for 1997.

         Oilfield service revenues were $4,148,000 for the year ended December 31, 1998 compared to $3,214,000 for the year ended December 31, 1997. Revenues increased $934,000, or 29% for 1998. Costs of oilfield services were $2,701,000 for the year ended December 31, 1998 compared to $2,368,000 for the year ended December 31, 1997, an increase of $333,000 or 14%. Utilization levels in the Wattenberg Area, where the service company is active, increased above 1997 levels. The Company also purchased additional equipment which contributed to the increase in revenues. For the years ended December 31, 1998 and 1997, 21% and 22%, respectively, of the gross fees billed by Action were for Company owned wells.

         Trading revenues were $3,956,000 for 1998 compared to $15,999,000 for 1997, a decrease of $12,043,000 or 75%. The Company marketed 1,823,000 MMBtus of third party gas in 1998 compared to 7,105,000 MMBtus in 1997, a decrease of 5,282,000 MMBtus or 74%. Costs of trading were $3,936,000 for 1998 compared to $15,323,000 for 1997, a decrease of $11,387,000 or 74%. These decreases are attributable to the termination of the gas supply contract to a co-generation facility and to certain other buy-for-resale contracts which terminated in the fall of 1997 and were not renewed.

         Management and operator fees for the years ended December 31, 1998 and 1997 were $1,044,000 and $1,035,000, respectively, an increase of $9,000 or 1%.
G&A totaled $2,141,000 for the year ended December 31, 1998 compared to $1,915,000 for the year ended December 31, 1997. G&A costs increased by $226,000 or 12%. The Company's G&A expense has increased due to expansion of the Company's area of operations. During 1998, the company capitalized geological and geophysical costs of $180,000 compared to $120,000 in 1997. Additionally, the Company capitalized G&A costs of $380,000 in 1998 related primarily to its expansion in the Powder River Basin.

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

         The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts and price swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. During 1999, the Company sold 322,000 barrels of oil. A hypothetical decrease of $1.74 per barrel (10% of the average price received during the year) would decrease the Company's production revenues by $560,000 during 2000, assuming that oil production remains at 1999 levels. The Company sold 7.2 Bcf of natural gas in 1999. A hypothetical decrease of $.21 per Mcf (10% of the average price received during the year) would decrease the Company's production revenues by $1,512,000 for 2000, assuming that natural gas production remains at 1999 levels.

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12, and 13 are omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 18, 2000 and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
Independent Auditors' Report ......................................      29
Consolidated Balance Sheets at December 31, 1999 and 1998 .........      30
Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997 .............................      32
Consolidated Statements of Comprehensive Income for the years ended
     December 31, 1999, 1998 and 1997 .............................      33
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997 .............................      34
Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997 .............................      35
Notes to Consolidated Financial Statements for the years ended
     December 31, 1999, 1998 and 1997 .............................      36

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

EXHIBIT NO.    DOCUMENT
   2           Purchase and Sale Agreement dated January 7, 1999 (incorporated by reference as Exhibit 2.1 to Form 8-K filed February 5, 1999)

  21           Subsidiaries of the Registrant

  23           Consent of Deloitte & Touche LLP

  27           Financial Data Schedules


         (b) REPORTS ON FORM 8-K

         The Company filed a Report on Form 8-K dated November 15, 1999, reporting the Company's earnings for the third quarter of 1999 and an update of the Company's operations for the same period. The Company filed a Report on Form 8-K dated January 27, 2000, reporting the declaration of a three for two stock split of the Company's common stock. Record date for the stock split was February 10, 2000 and the distribution date was February 24, 2000. The Company filed a Report on Form 8-K dated February 24, 2000, reporting year end 1999 oil and natural gas reserve information, the Company's estimated year 2000 budget, and a summary of 1999 capital expenditures.

                          INDEPENDENT AUDITORS' REPORT



Prima Energy Corporation:

         We have audited the accompanying consolidated balance sheets of Prima Energy Corporation ("Company") and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.








DELOITTE & TOUCHE LLP

March 10, 2000
Denver, Colorado

                            PRIMA ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                       1999                          1998
                                                   ------------                  ------------
CURRENT ASSETS
Cash and cash equivalents ....................     $ 18,883,000                  $  2,522,000
Available for sale securities, at market .....        1,949,000                     2,391,000
Receivables (net of allowance for doubtful
accounts: 1999, $45,000; 1998, $47,000) ......        5,284,000                     4,696,000
Tubular goods inventory ......................          837,000                       612,000
Other current assets .........................          988,000                       452,000
                                                   ------------                  ------------

      Total current assets ...................       27,941,000                    10,673,000
                                                   ------------                  ------------

OIL AND GAS PROPERTIES, at cost, accounted
   for using the full cost method ............       77,700,000                    86,081,000
Less accumulated depreciation,
   depletion and amortization ................      (37,785,000)                  (33,135,000)
                                                   ------------                  ------------

      Oil and gas properties - net ...........       39,915,000                    52,946,000
                                                   ------------                  ------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment ...................        6,814,000                     4,353,000
Furniture and equipment ......................          659,000                       815,000
Field office, shop and land ..................          481,000                       439,000
                                                   ------------                  ------------
                                                      7,954,000                     5,607,000
Less accumulated depreciation ................       (3,402,000)                   (2,946,000)
                                                   ------------                  ------------

      Property and equipment - net ...........        4,552,000                     2,661,000
                                                   ------------                  ------------

OTHER ASSETS .................................          257,000                       586,000
                                                   ------------                  ------------
                                                   $ 72,665,000                  $ 66,866,000
                                                   ============                  ============









          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                           DECEMBER 31, 1999 AND 1998

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 1999              1998
                                                             ------------      ------------
CURRENT LIABILITIES
Accounts payable .......................................     $  2,085,000      $  2,122,000
Amounts payable to oil and gas property owners .........        1,499,000           973,000
Ad valorem and production taxes payable ................        1,210,000         1,552,000
Income taxes payable ...................................        1,051,000                 0
Accrued and other liabilities ..........................          384,000           439,000
Current portion of note payable ........................          304,000           120,000
                                                             ------------      ------------

      Total current liabilities ........................        6,533,000         5,206,000

NOTE PAYABLE ...........................................                0           120,000
AD VALOREM TAXES, non-current ..........................        1,516,000         1,088,000
DEFERRED INCOME TAXES ..................................        5,708,000         9,144,000
                                                             ------------      ------------

      Total liabilities ................................       13,757,000        15,558,000
                                                             ------------      ------------

COMMITMENTS AND CONTINGENCIES  (Note 8)


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued or outstanding .........                0                 0
Common stock, $0.015 par value; 12,000,000
   shares authorized; 8,893,366 and
   8,754,616 shares issued .............................          133,000           131,000
Additional paid-in capital .............................        5,693,000         4,373,000
Retained earnings ......................................       56,577,000        47,550,000
Accumulated other comprehensive income (loss) ..........         (244,000)           51,000
Treasury stock, 322,305 and 95,680 shares at cost ......       (3,251,000)         (797,000)
                                                             ------------      ------------

      Stockholders' equity - net .......................       58,908,000        51,308,000
                                                             ------------      ------------
                                                             $ 72,665,000      $ 66,866,000
                                                             ============      ============







          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                      1999              1998             1997
                                                  ------------      ------------     ------------
REVENUES
Oil and gas sales ...........................     $ 20,644,000      $ 16,612,000     $ 17,840,000
Oilfield services ...........................        4,974,000         4,148,000        3,214,000
Trading revenues ............................        2,318,000         3,956,000       15,999,000
Interest and dividend income ................        1,334,000           469,000          546,000
Management and operator fees ................          619,000         1,044,000        1,035,000
Other .......................................          (48,000)        3,863,000          216,000
                                                  ------------      ------------     ------------
                                                    29,841,000        30,092,000       38,850,000
                                                  ------------      ------------     ------------
EXPENSES
Depreciation, depletion and amortization:
   Depletion of oil and gas properties ......        4,650,000         6,260,000        4,935,000
   Depreciation of property and equipment ...          817,000           616,000          497,000
Lease operating expense .....................        2,012,000         2,041,000        1,720,000
Ad valorem and production taxes .............        1,765,000         1,272,000        1,355,000
Cost of oilfield services ...................        3,377,000         2,701,000        2,368,000
Cost of trading .............................        2,827,000         3,936,000       15,323,000
General and administrative ..................        2,331,000         2,141,000        1,915,000
                                                  ------------      ------------     ------------
                                                    17,779,000        18,967,000       28,113,000
                                                  ------------      ------------     ------------
INCOME BEFORE INCOME TAXES ..................       12,062,000        11,125,000       10,737,000

PROVISION FOR INCOME TAXES ..................        3,035,000         3,060,000        2,635,000
                                                  ------------      ------------     ------------
NET INCOME ..................................     $  9,027,000      $  8,065,000     $  8,102,000
                                                  ============      ============     ============

BASIC NET INCOME PER SHARE ..................     $       1.05      $       0.93     $       0.94
                                                  ============      ============     ============

DILUTED NET INCOME PER SHARE ................     $       1.03      $       0.91     $       0.91
                                                  ============      ============     ============










          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                      1999             1998             1997
                                                                   -----------      -----------      -----------
Net income ...................................................     $ 9,027,000      $ 8,065,000      $ 8,102,000
                                                                   -----------      -----------      -----------
Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities ......        (551,000)          12,000          117,000
Deferred income tax benefit (expense) related to
 unrealized gain on available-for-sale securities ............         175,000           (3,000)         (47,000)
Reclassification adjustment for (gains) losses
  included in net income .....................................          81,000           (2,000)          10,000
                                                                   -----------      -----------      -----------

                                                                      (295,000)           7,000           80,000
                                                                   -----------      -----------      -----------

COMPREHENSIVE INCOME .........................................     $ 8,732,000      $ 8,072,000      $ 8,182,000
                                                                   ===========      ===========      ===========


















          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                 Accumulated
                                                     Additional                     Other
                                         Common        Paid-In        Retained   Comprehensive    Treasury
                                         Stock         Capital        Earnings   Income (Loss)      Stock          Total
                                      -----------    -----------    -----------  -------------   -----------    -----------
BALANCES, January 1, 1997 .........   $   131,000    $ 4,178,000    $31,383,000   $   (36,000)   $  (383,000)   $35,273,000
Net income ........................                                   8,102,000                                   8,102,000
Exercise of stock options .........             0        111,000                                                    111,000
Tax benefit from exercise of non-
   qualified stock options ........                       52,000                                                     52,000
Other comprehensive income ........                                                    80,000                        80,000
Treasury stock purchased ..........                                                                 (404,000)      (404,000)
                                      -----------    -----------    -----------   -----------    -----------    -----------

BALANCES, December 31, 1997 .......       131,000      4,341,000     39,485,000        44,000       (787,000)    43,214,000
Net income ........................                                   8,065,000                                   8,065,000
Exercise of stock options .........             0         23,000                                                     23,000
Tax benefit from exercise of non-
   qualified stock options ........                        9,000                                                      9,000
Other comprehensive income ........                                                     7,000                         7,000
Treasury stock purchased ..........                                                                  (10,000)       (10,000)
                                      -----------    -----------    -----------   -----------    -----------    -----------
BALANCES, December 31, 1998 .......       131,000      4,373,000     47,550,000        51,000       (797,000)    51,308,000

Net income ........................                                   9,027,000                                   9,027,000
Exercise of stock options .........         2,000        843,000                                                    845,000
Tax benefit from exercise of non-
   qualified stock options ........                      477,000                                                    477,000
Other comprehensive income ........                                                  (295,000)                     (295,000)
Treasury stock purchased ..........                                                               (2,454,000)    (2,454,000)
                                      -----------    -----------    -----------   -----------    -----------    -----------
BALANCES, December 31, 1999 .......   $   133,000    $ 5,693,000    $56,577,000   $  (244,000)   $(3,251,000)   $58,908,000
                                      ===========    ===========    ===========   ===========    ===========    ===========








          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                      1999           1998             1997
                                                                                  ------------    ------------    ------------
OPERATING ACTIVITIES
Net income ....................................................................   $  9,027,000    $  8,065,000    $  8,102,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization ...................................      5,467,000       6,876,000       5,432,000
   Deferred income taxes ......................................................      2,281,000       2,238,000       2,028,000
   Current taxes from sale of oil and gas properties ..........................     (5,704,000)              0               0
   Other ......................................................................        551,000        (104,000)       (116,000)
   Changes in operating assets and liabilities:
     Receivables ..............................................................       (588,000)        985,000         240,000
     Inventory ................................................................       (225,000)        270,000        (571,000)
     Other current assets .....................................................       (374,000)       (265,000)         32,000
     Accounts payable and payables to owners ..................................        489,000      (1,375,000)       (911,000)
     Production taxes payable .................................................         86,000          81,000         481,000
     Income taxes payable............................................                1,051,000               0         (23,000)
     Accrued and other liabilities ............................................        (55,000)         18,000          (9,000)
                                                                                  ------------    ------------    ------------
        Net cash provided by operating activities .............................     12,006,000      16,789,000      14,685,000
                                                                                  ------------    ------------    ------------

INVESTING ACTIVITIES
Proceeds from sales of property ...............................................     27,483,000         130,000         292,000
Additions to oil and gas properties ...........................................    (18,617,000)    (18,147,000)    (14,893,000)
Purchases of other property ...................................................     (2,673,000)     (1,275,000)       (931,000)
Purchases of securities .......................................................       (497,000)       (540,000)       (358,000)
Proceeds from sales of securities .............................................        388,000          28,000         113,000
                                                                                  ------------    ------------    ------------
        Net cash provided by (used in)
           investing activities ...............................................      6,084,000     (19,804,000)    (15,777,000)
                                                                                  ------------    ------------    ------------

FINANCING ACTIVITIES
Treasury stock purchased ......................................................     (2,454,000)        (10,000)       (404,000)
Proceeds from exercise of stock options .......................................        845,000          23,000         111,000
Repayment of long-term debt ...................................................       (120,000)       (120,000)              0
                                                                                  ------------    ------------    ------------
        Net cash used in financing activities .................................     (1,729,000)       (107,000)       (293,000)
                                                                                  ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ..............................     16,361,000      (3,122,000)     (1,385,000)
Cash and cash equivalents, beginning of year ..................................      2,522,000       5,644,000       7,029,000
                                                                                  ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year ........................................   $ 18,883,000    $  2,522,000    $  5,644,000
                                                                                  ============    ============    ============



Supplemental schedule of noncash investing and financing activities:

         The Company purchased oilfield service assets for $460,000 in March 1999 and $600,000 in June 1997. A summary of the transactions are as follows:

Fair value of assets acquired .................................................   $460,000                        $600,000
Cash paid .....................................................................    276,000                         240,000
                                                                                  --------                        --------

     Note payable issued to seller ............................................   $184,000                        $360,000
                                                                                  ========                        ========


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Prima and its wholly owned subsidiaries, herein collectively referred to as the "Company." The Company's proportionate share of capital expenditures, production revenue and operating expenses from working interests in oil and gas properties is included in the consolidated financial statements. All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at December 31, 1999.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

         Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated financial statements.

     Supplemental disclosures of cash flow information:

         Cash paid for income taxes was $4,725,000, $810,000 and $787,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Cash paid for interest in 1999 and 1998 was $37,000 and $20,000, respectively. No amount was paid for interest in 1997.

AVAILABLE FOR SALE SECURITIES

          The Company classifies marketable securities as "available for sale," states them at market value and reports unrealized gains and losses, net of deferred income taxes, as an adjustment to stockholders' equity. Available for sale securities are readily marketable and available for use in the Company's operations should the need arise. Therefore, the Company has classified its portfolio as a current asset. Realized gains and losses are determined on the specific identification method.

INVENTORY

         Inventory consists of various tubular goods intended to be used in the Company's oil and gas operations and are stated at the lower of cost or market value using the specific identification method.

OIL AND GAS PROPERTIES

         The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company's oil and gas properties are located within the United States, which constitutes one cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

          During January of 1999, Prima sold all of its interests in the Bonny Field located in Yuma County, Colorado, for approximately $26 million. Assets sold included non-operated working interests ranging from 15.5% to 33.3% in 134 producing wells, interests in 16,253 gross acres and a 15.5% interest in the gathering system for this field. The Company served as managing venturer and operator of the gathering system through December 31, 1998. At year end 1998, the Bonny Field represented approximately 6% of Prima's year end reserves. Proceeds from the sale have been reflected as a reduction in the carrying value of oil and gas properties with no gain or loss recognized.

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

PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost. Renewals and betterments which substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives, 3 to 10 years, of the assets. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses.

TRADING

         The Company recognizes revenues and costs on natural gas trading transactions at the point in time when gas is physically delivered and title is transferred to the purchaser. During January 1998, the Company received proceeds of $3,850,000 from the early termination of a long term natural gas supply contract. The transaction released Prima's substantial dedication of natural gas reserves and has been reflected in other income in the consolidated statement of income.

RISK MANAGEMENT

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

         When the Company enters into price swaps or commodities transactions that do not correspond to anticipated physical transactions (anticipated physical transactions include committed gas marketing activities or production from producing wells), the transactions do not qualify for hedge accounting. In that event, the Company records the instruments at fair value and gains or losses are recorded as fair values fluctuate compared to cost. At December 31, 1999, the Company had no transactions that did not correspond to anticipated physical transactions. For the years ended December 31, 1999, 1998 and 1997, gains or losses for these transactions were not significant to the Company's results of operations.

GOVERNMENT REGULATION

         All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. As of December 31, 1999, the Company had not been fined or cited for any violations of governmental regulations which would have a material adverse effect upon the financial condition, capital expenditures, earnings or competitive position of the Company in the oil and gas industry.

MANAGEMENT, OPERATOR AND OILFIELD SERVICE FEES

         The Company recognizes income from operating wells for third parties pursuant to the applicable operating agreements when the services are performed. Oilfield services fees are recognized as income when the services are performed for third parties.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS 133 on January 1, 2001. Although the Company has not completed the process of evaluating the impact that will result from adopting SFAS 133, management does not believe it would have a material impact on financial position or results of operations.

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

         The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.


                                                                                   Income        Shares         Per Share
                                                                                 (Numerator)  (Denominator)      Amount
                                                                                ------------  -------------   ------------
Year Ended December 31, 1999:
     Basic Net Income per Share .............................................   $  9,027,000      8,569,464   $       1.05
                                                                                                              ============
     Effect of Stock Options ................................................                       189,957
                                                                                ------------   ------------

     Diluted Net Income per Share ...........................................   $  9,027,000      8,759,421   $       1.03
                                                                                ============   ============   ============

 Year Ended December 31, 1998:
     Basic Net Income per Share .............................................   $  8,065,000      8,659,047   $       0.93
                                                                                                              ============
     Effect of Stock Options ................................................                       189,004
                                                                                ------------   ------------

     Diluted Net Income per Share ...........................................   $  8,065,000      8,848,051   $       0.91
                                                                                ============   ============   ============

Year Ended December 31, 1997:
     Basic Net Income per Share .............................................   $  8,102,000      8,656,634   $       0.94
                                                                                                              ============
     Effect of Stock Options ................................................                       209,043
                                                                                ------------   ------------

     Diluted Net Income per Share ...........................................   $  8,102,000      8,865,677   $       0.91
                                                                                ============   ============   ============

         In January 2000, the Company purchased 103,050 shares of its common stock for the treasury for $1,773,000. The Board of Directors of Prima approved a three for two stock split of the Company's common stock to shareholders of record on February 10, 2000, distributed February 24, 2000. As a result, the number of shares of common stock outstanding increased from 5,645,341 to 8,467,744 on the distribution date. All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock split. During 1997, the shareholders of Prima approved an increase in the number of authorized shares of common stock from 8,000,000 to 12,000,000 shares.


2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. The carrying amount of cash equivalents approximates fair value because of the short maturity of those investments.

         At December 31, 1999, there are no outstanding hedges. Natural gas hedge contracts were not recorded on the balance sheet at December 31, 1998. The fair value of the Company's liability under these contracts was estimated to be $42,000. The estimated fair value of the natural gas hedge contracts is determined by multiplying the difference between year end natural gas prices and the hedge contract price by the quantities under contract.

         The fair market value of the Company's debt at December 31, 1999 is approximately equal to its carrying value since the Company could have obtained the debt for the same terms at December 31, 1999.


3. AVAILABLE FOR SALE SECURITIES

         The Company's available for sale securities are comprised of marketable equity securities. For the years ended December 31, 1999 and 1998, the Company sold securities with a market value of $388,000 and $28,000 which resulted in realized gains and (losses) of ($81,000) and $2,000, respectively. The net unrealized gain or loss on securities at December 31, 1999 and 1998 is included in accumulated other comprehensive income, net of deferred income taxes of ($145,000) and $30,000, respectively. The change in net unrealized gain or loss on securities for the years ended December 31, 1999 and 1998 was determined as follows:

                                                                                   1999           1998
                                                                                -----------    -----------
          Net unrealized gain, beginning of year ............................   $    81,000    $    71,000
          Net unrealized gain (loss), end of year ...........................      (389,000)        81,000
                                                                                -----------    -----------
          Net change in unrealized gain or loss .............................   $  (470,000)   $    10,000
                                                                                ===========    ===========

The components of fair value as of December 31, 1999 and 1998 are as follows:

                                                                                   1999            1998
                                                                                -----------    -----------
          Cost (including reinvested distributions) .........................   $ 2,338,000    $ 2,310,000
          Gross unrealized gains ............................................             0        160,000
          Gross unrealized losses ...........................................      (389,000)       (79,000)
                                                                                -----------    -----------
          Fair value ........................................................   $ 1,949,000    $ 2,391,000
                                                                                ===========    ===========


4.  NOTES PAYABLE AND LINE OF CREDIT

          The Company's notes payable consists of the following:
                                                                                    1999           1998
                                                                                -----------    -----------
             Total ..........................................................   $   304,000    $   240,000
             Less current portion ...........................................       304,000        120,000
                                                                                -----------    -----------

             Long term ......................................................   $         0    $   120,000
                                                                                ===========    ===========

         The Company has two notes payable at December 31, 1999. The first note is dated June 10, 1997 and is due on June 10, 2000. Payments of principal and accrued interest (8% per annum) are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc., a wholly owned subsidiary. The note balance was $120,000 at December 31, 1999. The note is collateralized by oilfield service equipment. The second note is for $184,000. It is dated March 10, 1999 and is due in one annual installment of principal and accrued interest (8% per annum) on March 10, 2000. The note financed the purchase of oilfield service equipment by Action Energy Services, a newly formed wholly owned subsidiary. The note is collateralized by oilfield service equipment.

         Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (8.50% at December 31, 1999), with interest payable monthly. At December 31, 1999 and 1998, there were no amounts outstanding under the line of credit.


5. RISK MANAGEMENT

         Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production and purchases for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 15%, 44% and 37% of its natural gas production in 1999, 1998 and 1997. The Company hedged approximately 25% and 29% of its oil production in 1999 and 1997. No oil was hedged in 1998. Net hedging gains and losses of ($180,000), ($112,000) and $140,000 were recognized in 1999, 1998 and 1997, respectively. The Company had no open positions at December 31, 1999.


6. INCOME TAXES

         The provision for income taxes consists of the following components:


                                                Year Ended December 31,
                                      -----------------------------------------
                                         1999           1998           1997
                                      -----------    -----------    -----------
Current:
   Federal ........................   $ 5,340,000    $   679,000    $   524,000
   State ..........................     1,118,000        143,000         83,000
                                      -----------    -----------    -----------
                                        6,458,000        822,000        607,000
                                      -----------    -----------    -----------
Deferred:
   Federal ........................    (4,828,000)     2,440,000      2,277,000
   State ..........................      (652,000)       321,000        166,000
                                      -----------    -----------    -----------
                                       (5,480,000)     2,761,000      2,443,000
                                      -----------    -----------    -----------

Tax credits .......................     2,057,000       (523,000)      (415,000)
                                      -----------    -----------    -----------
Provision for income taxes ........   $ 3,035,000    $ 3,060,000    $ 2,635,000
                                      ===========    ===========    ===========

         During 1999, 1998 and 1997, the Company recognized income tax deductions of $1,247,000, $23,000 and $143,000, respectively, from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $477,000, $9,000 and $52,000 for the income tax benefit of these deductions.

         The significant components of deferred tax assets and deferred tax liabilities included in the balance sheet are as follows:

                                                                            1999          1998
                                                                        -----------   -----------
 Deferred Tax Assets:
     Minimum tax credit carryforwards ...............................   $ 1,617,000   $ 3,674,000
     State income taxes .............................................       261,000       489,000
     Accrued bonuses ................................................             0       109,000
     Other ..........................................................       180,000        32,000
                                                                        -----------   -----------
     Total Deferred Tax Assets ......................................     2,058,000     4,304,000
                                                                        -----------   -----------

Deferred Tax Liabilities:
     Intangible drilling costs ......................................     6,780,000    12,796,000
     Deferred revenues ..............................................             0        92,000
     Depreciation ...................................................       287,000       180,000
     Other ..........................................................       533,000       376,000
                                                                        -----------   -----------
     Total Deferred Tax Liabilities .................................     7,600,000    13,444,000
                                                                        -----------   -----------

                                                                        $ 5,542,000   $ 9,140,000
                                                                        ===========   ===========


         A reconciliation of income tax computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                    Year Ended December 31,
                                                  ----------------------------
                                                   1999       1998       1997
                                                  ------     ------     ------
Federal statutory income tax rate .............     34.0%      34.0%      34.0%
Percentage depletion ..........................     (2.2)      (1.7)      (2.6)
Section 29 credits ............................    (10.5)      (7.9)      (7.2)
State taxes, net of federal benefits ..........      2.6        2.7        1.6
Other .........................................      1.3        0.4       (1.3)
                                                  ------     ------     ------

    Effective tax rate ........................     25.2%      27.5%      24.5%
                                                  ======     ======     ======

7. SEGMENT INFORMATION

         The Company organizes its activities in operating segments that consist of 1) the acquisition, exploration, development and operation of oil and gas properties and the development, production and sale of oil and natural gas, 2) providing oil field services for wells which it operates and for third parties and 3) the marketing and trading of third party natural gas. The Company's activities are located primarily in the Rocky Mountain region of the United States, which is one geographic area.

         The information below presents the operating segment data for the Company on the basis used by management in deciding how to allocate resources and in assessing performance. The following table sets forth revenues, operating earnings before income taxes, identifiable assets, depreciation, depletion and amortization expense and capital expenditures for the years ended December 31, 1999, 1998 and 1997. This information is presented on the basis used by management, which is the same basis used in the preparation of the Company's consolidated financial statements.

                                                       1999             1998           1997
                                                   ------------    ------------    ------------
Revenues
  Oil and gas ..................................   $ 20,644,000    $ 16,612,000    $ 17,840,000
  Oilfield services ............................      6,764,000       5,222,000       4,135,000
  Marketing and trading ........................      2,318,000       7,806,000      16,025,000
                                                   ------------    ------------    ------------
    Total ......................................     29,726,000      29,640,000      38,000,000
  Corporate revenues ...........................      1,905,000       1,526,000       1,771,000
  Intersegment sales ...........................     (1,790,000)     (1,074,000)       (921,000)
                                                   ------------    ------------    ------------
     Per financial statements ..................   $ 29,841,000    $ 30,092,000    $ 38,850,000
                                                   ============    ============    ============

Operating Earnings
  Oil and gas ..................................   $ 12,217,000    $  7,039,000    $  9,830,000
  Oilfield services ............................        984,000       1,007,000         551,000
  Marketing and trading ........................       (511,000)      3,854,000         639,000
                                                   ------------    ------------    ------------
    Total ......................................     12,690,000      11,900,000      11,020,000
  Corporate earnings ...........................       (628,000)       (775,000)       (283,000)
                                                   ------------    ------------    ------------
    Per financial statements ...................   $ 12,062,000    $ 11,125,000    $ 10,737,000
                                                   ============    ============    ============

Identifiable Assets
 Oil and gas ...................................   $ 39,915,000    $ 52,946,000    $ 41,070,000
 Oilfield services .............................      5,757,000       3,160,000       2,466,000
 Marketing and trading .........................              0         282,000         642,000
                                                   ------------    ------------    ------------
    Total ......................................     45,672,000      56,388,000      44,178,000
 Corporate assets ..............................     26,993,000      10,478,000      13,743,000
                                                   ------------    ------------    ------------
    Per financial statements ...................   $ 72,665,000    $ 66,866,000    $ 57,921,000
                                                   ============    ============    ============

Depreciation, Depletion and Amortization Expense
 Oil and gas ...................................   $  4,650,000    $  6,260,000    $  4,935,000
 Oilfield services .............................        627,000         447,000         344,000
                                                   ------------    ------------    ------------
    Total ......................................      5,277,000       6,707,000       5,279,000
 Corporate .....................................        190,000         169,000         153,000
                                                   ------------    ------------    ------------
    Per financial statements ...................   $  5,467,000    $  6,876,000    $  5,432,000
                                                   ============    ============    ============

Capital Expenditures
  Oil and gas ..................................   $ 18,617,000    $ 18,147,000    $ 15,250,000
  Oilfield services ............................      2,600,000         933,000         986,000
                                                   ------------    ------------    ------------
    Total ......................................     21,217,000      19,080,000      16,236,000
  Corporate ....................................        257,000         342,000         306,000
                                                   ------------    ------------    ------------
    Per financial statements ...................   $ 21,474,000    $ 19,422,000    $ 16,542,000
                                                   ============    ============    ============

         Total revenue by operating segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales, which are oilfield services provided to Company owned wells and are eliminated in consolidation. Oilfield services revenue is priced and accounted for consistently for both unaffiliated and intersegment sales.

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

                                                         1999      1998      1997
                                                        ------    ------    ------
      Oil and Gas:
          Duke Energy Field Services, Inc. ..........       28%       19%       20%
          Ultramar Diamond Shamrock .................       15       n/a        11
      Marketing and Trading:
          Colorado Power Partnership ................      n/a        25        10
          KN Gas Marketing, Inc. ....................      n/a       n/a        21


8. COMMITMENTS AND CONTINGENCIES

OFFICE LEASE

         The Company's lease for office space expires November 30, 2000. Rental expense, net of sublease rental income, totaled $155,000, $126,000 and $112,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The future minimum annual rental under the non-cancelable operating lease for the year ending December 31, 2000 is $124,000.


9. BENEFIT PLANS

EMPLOYEE STOCK OPTION PLAN

         Under the Prima Energy Corporation 1993 Stock Incentive Plan ("the Plan"), 900,000 shares of Prima's common stock are reserved for issuance to key employees at fair market value on the date of grant. Options granted under the Plan vest at 20% per year for five years, and expire 10 years from the date of grant. At December 31, 1999, options to acquire 669,750 shares of the Company's common stock were outstanding under the Plan. The exercise prices, which equaled the market price of the stock on the date of grant, range from $5.89 to $14.08 per share, with a weighted average price of $8.25 per share. As of December 31, 1999, the weighted average remaining contractual life of the options outstanding is 6 years, 2 months.

         A summary of options granted, exercised and outstanding during 1997, 1998 and 1999 is as follows:




                                                        Number       Weighted Average
                                                      of Shares      Exercise Prices
                                                    -------------    ----------------
Balance at December 31, 1996 ..................         551,250         $   6.13
Exercised or canceled .........................         (18,750)            5.95
                                                       --------
Outstanding at December 31, 1997 ..............         532,500             6.13

Granted during 1998 ...........................         259,500            10.95
Exercised or canceled .........................          (3,750)            6.22
                                                       --------
Outstanding at December 31, 1998 ..............         788,250             7.72

Granted during 1999 ...........................          20,250            14.08
Exercised or canceled .........................        (138,750)            6.09
                                                       --------
Outstanding at December 31, 1999 ..............         669,750             8.25
                                                       ========

Exercisable at December 31, 1997 ..............         352,500             6.04
Exercisable at December 31, 1998 ..............         456,000             6.07
Exercisable at December 31, 1999 ..............         414,900             6.72

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the Plan. Had compensation expense for the Plan been determined based on the fair value at the grant date for the options awarded in 1995, 1998 and 1999 consistent with the provisions of SFAS 123, considering the vesting thereof, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:


                                                                     1999                1998                 1997
                                                                -------------        -------------        -------------
 Net income
      As reported ......................................        $   9,027,000        $   8,065,000        $   8,102,000
      Pro forma ........................................            8,713,000            7,699,000            8,018,000
 Basic net income per share
      As reported ......................................        $        1.05        $        0.93        $        0.94
      Pro forma ........................................                 1.02                 0.89                 0.93
Diluted net income per share
      As reported ......................................        $        1.03        $        0.91        $        0.91
      Pro forma ........................................                 0.99                 0.87                 0.90

     The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:

                                                                1999           1998           1995
                                                               ------         ------         ------
          Expected dividend yield .....................             0%             0%             0%
          Expected price volatility ...................            37%            30%            31%
          Risk free interest rate .....................           6.8%           5.5%           6.6%
          Expected life of options (in years) .........             9              9              9

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

         The Board of Directors adopted and the shareholders approved the Prima Energy Corporation Non-Employee Directors' Stock Option Plan effective September 18, 1998. The plan reserves 150,000 shares of Prima's common stock for issuance to non-employee directors at fair market value on the date of grant of a stock option. Upon the effective date of the plan, or upon election as a non-employee director, 15,000 options would be granted each non-employee director. On each anniversary date of the initial grant, an additional 3,750 options would be granted to each non-employee director for as long as they continue to serve on the Board. Options under the plan vest at 20% per year for five years, and expire 10 years from the date of grant. At December 31, 1999, options to acquire 75,000 shares of the company's common stock were outstanding under the plan. The exercise prices range from $10.00 to $14.75 per share. As of December 31, 1999, the weighted average remaining contractual life of the options outstanding is 8 years, 11 months.

         A summary of options granted, exercised and outstanding during 1998 and 1999 is as follows:

                                                           Number        Weighted Average
                                                          of Shares      Exercise Prices
                                                          ---------      ----------------
   Balance at December 31, 1997 ..................                0              n/a
   Granted during 1998 ...........................           60,000        $   10.00
                                                          ---------
   Outstanding at December 31, 1998 ..............           60,000            10.00

   Granted during 1999 ...........................           15,000            14.75
                                                          ---------
   Outstanding at December 31, 1999 ..............           75,000            10.95
                                                          =========

   Exercisable at December 31, 1998 ..............                0              n/a
   Exercisable at December 31, 1999 ..............           12,000            10.00

EMPLOYEE STOCK OWNERSHIP PLAN

         The Company has an Employee Stock Ownership Plan ("Plan") and a Trust to administer the Plan. The Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, and is for the benefit of all eligible employees of the Company. Allocations to participants are made annually as of the last day of the Plan year, September 30, and are allocated among the participants in proportion to their eligible compensation for the Plan year. Contributions to the plan are payable at a minimum rate of 5% of eligible salaries. Through the Plan year ended September 30, 1993, the Plan provided for contributions to be made quarterly and to be used to purchase Prima common stock on the open market. Effective October 1, 1993, the Plan was amended to allow fully vested employees the option to direct the Plan Trustees to diversify a portion of their Plan investments by selling a limited percent of Prima common stock and investing the proceeds, as well as their contributions, in various investment options. The Plan benefits all full-time employees and includes six year, 100% vesting provisions. For the years ended December 31, 1999, 1998 and 1997, the Company expensed $224,000, $193,000 and $169,000, respectively, of contributions payable to the Plan.


10. TRANSACTIONS WITH RELATED PARTIES

         The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. One of the general partners of the partnership is a company controlled by a brother of the Company's president. The Company participated on the same basis as the other limited partners. This transaction was approved by the disinterested members of the Company's Board of Directors. The carrying value of this investment at December 31, 1999 and 1998 was $257,000. During the three years ended December 31, 1999, the Company did not make any capital contributions to the partnership, nor receive any distributions therefrom.

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

11. SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

         Costs incurred in oil and gas property acquisition, exploration and development activities are as follows:

                                                                               Year Ended December 31,
                                                                  -------------------------------------------------
                                                                      1999               1998               1997
                                                                  -----------        -----------        -----------
Acquisition costs:
  Unproved properties ....................................        $ 3,347,000        $ 5,169,000        $ 1,427,000
  Proved properties ......................................            123,000            394,000             30,000
Exploration costs ........................................          1,731,000          1,082,000          1,228,000
Development costs ........................................         13,416,000         11,502,000         12,565,000
                                                                  -----------        -----------        -----------
   Total .................................................        $18,617,000        $18,147,000        $15,250,000
                                                                  ===========        ===========        ===========
Amortization per equivalent
  barrel of production ...................................        $      3.07        $      4.58        $      4.31
                                                                  ===========        ===========        ===========


         Results of operations for oil and gas producing activities are as follows:

                                                                                 Year Ended December 31,
                                                                   -------------------------------------------------
                                                                      1999               1998                1997
                                                                   -----------        -----------        -----------
Revenues
  Oil and gas sales ........................................       $20,644,000        $16,612,000        $17,840,000
                                                                   -----------        -----------        -----------
Expenses
  Lease operating expense ..................................         2,012,000          2,041,000          1,720,000
  Ad valorem and production taxes ..........................         1,765,000          1,272,000          1,355,000
  Depletion of oil and gas properties ......................         4,650,000          6,260,000          4,935,000
                                                                   -----------        -----------        -----------
                                                                     8,427,000          9,573,000          8,010,000
                                                                   -----------        -----------        -----------
Income before income taxes .................................        12,217,000          7,039,000          9,830,000
Income tax expense .........................................         3,079,000          1,936,000          2,408,000
                                                                   -----------        -----------        -----------

Income from oil and gas producing activities ...............       $ 9,138,000        $ 5,103,000        $ 7,422,000
                                                                   ===========        ===========        ===========


         The reserve information presented below was prepared by independent engineers for the years ended December 31, 1999, 1998 and 1997. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may require revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced.

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

         Proved oil and gas reserves of the Company, all of which are located in the United States, are as follows:

                                                                            Year Ended December  31,
                                                      --------------------------------------------------------------------
                                                               1999                   1998                   1997
                                                      --------------------    --------------------    --------------------
                                                         Oil        Gas         Oil         Gas          Oil        Gas
                                                       (MBBLS)     (MMCF)     (MBBLS)      (MMCF)      (MBBLS)     (MMCF)
                                                      --------    --------    --------    --------    --------    --------
Proved reserves:
   Beginning of year ...............................     2,826      71,207       3,358      63,490       3,037      52,112
   Purchases of oil and
     gas reserves in place .........................        16         318          26         492          27         251
   Revisions of previous
     estimates .....................................       (83)     (2,600)       (938)     (5,163)        (94)     (1,843)
   Extensions, discoveries and
     other additions ...............................       862      68,160         666      18,877         643      18,314
   Production ......................................      (322)     (7,163)       (286)     (6,476)       (255)     (5,344)
   Sales of oil and gas reserves
     in place ......................................       (31)     (5,811)          0         (13)          0           0
                                                      --------    --------    --------    --------    --------    --------
   End of Year .....................................     3,268     124,111       2,826      71,207       3,358      63,490
                                                      ========    ========    ========    ========    ========    ========

Proved developed reserves:
   Beginning of year ...............................     2,305      51,538       2,286      48,139       2,087      41,107

   End of year .....................................     2,521      54,079       2,305      51,538       2,286      48,139


         Oil and natural gas prices in effect at each year end used in calculating reserve estimates are as follows:


                                                                                     1999       1998      1997
                                                                                    -------    ------    ------
Oil (per barrel) ..............................................................      $24.68    $10.31    $17.08
Natural gas (per Mcf) .........................................................        1.90      2.13      2.40


         Standardized measures of discounted future net cash flows relating to proved oil and gas reserves are as follows:


                                                    Year Ended December 31,
                                       -----------------------------------------------
                                            1999             1998             1997
                                       -------------    -------------    -------------
Future cash inflows ................   $ 316,417,000    $ 181,082,000    $ 209,689,000
Future production costs ............     (90,302,000)     (44,940,000)     (51,203,000)
Future development costs ...........     (36,107,000)     (20,341,000)     (22,095,000)
                                       -------------    -------------    -------------

Future net cash flows ..............     190,008,000      115,801,000      136,391,000
10% discount factor ................     (81,457,000)     (50,483,000)     (60,851,000)
Discounted future income taxes .....     (33,085,000)     (13,892,000)     (17,391,000)
                                       -------------    -------------    -------------

Standardized measure of discounted
   future net cash flows ...........   $  75,466,000    $  51,426,000    $  58,149,000
                                       =============    =============    =============

         The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                                      Year Ended December 31,
                                                           --------------------------------------------
                                                                1999           1998            1997
                                                           ------------    ------------    ------------
Beginning standardized measure .........................   $ 51,426,000    $ 58,149,000    $ 68,965,000
Sales of oil and gas produced,
   net of production costs .............................    (16,867,000)    (13,299,000)    (14,765,000)
Net changes in prices and production costs .............     22,566,000     (17,963,000)    (29,995,000)
Extensions, discoveries, and improved
   recovery, less related costs ........................     42,530,000      16,262,000      20,922,000
Development costs incurred during the year .............      6,373,000       4,829,000       5,713,000
Changes in estimated future development costs ..........      2,267,000       4,192,000      (1,402,000)
Revisions of previous quantity
   estimates and other .................................     (6,362,000)    (10,521,000)     (3,658,000)
Purchases of reserves in place .........................        469,000         464,000         382,000
Sales of reserves in place .............................    (12,886,000)         (1,000)              0
Accretion of discount ..................................      5,143,000       5,815,000       6,896,000
Net change in income taxes .............................    (19,193,000)      3,499,000       5,091,000
                                                           ------------    ------------    ------------
Ending standardized measure ............................   $ 75,466,000    $ 51,426,000    $ 58,149,000
                                                           ============    ============    ============



12. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 1999 and 1998.

                                                                                 Three Months Ended
                                                                 -----------------------------------------------------
                                                                   3/31/99       6/30/99       9/30/99      12/31/99
                                                                 -----------   -----------   -----------   -----------
Year Ended December 31, 1999
      Revenues ...............................................   $ 5,789,000   $ 6,846,000   $ 8,175,000   $ 9,031,000
      Gross profit ...........................................     1,816,000     1,979,000     2,831,000     4,102,000
      Net income .............................................     1,515,000     1,776,000     2,389,000     3,347,000
      Basic net income per share .............................          0.18          0.21          0.28          0.39
      Diluted net income per share ...........................          0.17          0.20          0.27          0.38

                                                                                   Three Months Ended
                                                                 -----------------------------------------------------
                                                                 3/31/98 (1)     6/30/98       9/30/98       12/31/98
                                                                 -----------   -----------   -----------   -----------
Year Ended December 31, 1998
      Revenues ...............................................   $11,178,000   $ 6,437,000   $ 5,977,000   $ 6,500,000
      Gross profit ...........................................     5,895,000     1,747,000     1,499,000     1,515,000
      Net income .............................................     4,139,000     1,469,000     1,250,000     1,207,000
      Basic net income per share .............................          0.48          0.17          0.14          0.14
      Diluted net income per share ...........................          0.47          0.17          0.14          0.14



(1) During the quarter ended March 31, 1998, the Company terminated a gas sales agreement for $3,850,000, which is included in revenues and gross profit, and reported net income of $2,500,000 from this non-recurring item.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prima Energy Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on the 16th day of March, 2000.


                                             PRIMA ENERGY CORPORATION



                                             By: /s/ Richard H. Lewis
                                                 ------------------------------
                                                  Richard H. Lewis, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

      SIGNATURE                                              TITLE                                           DATE
 /s/Richard H. Lewis                                                                                     March 16, 2000
 ----------------------------------------
 Richard H. Lewis                                 Chairman, President, Treasurer,
                                                  (Principal Executive and
                                                  Financial Officer)

 /s/Robert E. Childress                                                                                  March 16, 2000
 ---------------------------------------
 Robert E. Childress                              Director


 /s/Douglas J. Guion                                                                                     March 16, 2000
 ---------------------------------------
 Douglas J. Guion                                 Director


 /s/John P. Lockridge                                                                                    March 16, 2000
 ---------------------------------------
 John P. Lockridge                                Director


 /s/George L. Seward                                                                                     March 16, 2000
 --------------------------------------
 George L. Seward                                 Director


 /s/Sandra J. Irlando                                                                                    March 16, 2000
 -----------------------------------------
 Sandra J. Irlando                                Vice President of Accounting
                                                  and Controller

                                 Exhibit Index

Exhibit
Number                   Document
------                   --------
   2           Purchase and Sale Agreement dated January 7, 1999 (incorporated by reference as Exhibit 2.1 to Form 8-K filed February 5, 1999)

  21           Subsidiaries of the Registrant

  23           Consent of Deloitte & Touche LLP

  27           Financial Data Schedules