Form 10-Q
period 2000-03-31
PRIMA ENERGY CORP
filed 2000-05-15
CIK 318107

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                            --------------  ----------------

                          Commission file number 0-9408

                            PRIMA ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      84-1097578
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           1801 BROADWAY, SUITE 500, DENVER CO            80202
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

As of April 28, 2000, the Registrant had 8,473,244 shares of Common Stock, $0.015 Par Value, outstanding.



================================================================================

                            PRIMA ENERGY CORPORATION


                                      INDEX

PART I - FINANCIAL INFORMATION                                                              Page
                                                                                            ----

     Item 1. Financial Statements
          Unaudited consolidated balance sheets .....................................        3

          Unaudited consolidated statements of income ...............................        5

          Unaudited consolidated statements of comprehensive income .................        6

          Unaudited consolidated statements of cash flows ...........................        7

          Notes to unaudited consolidated financial statements ......................        8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........................       11

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk ......................................................       14

     Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
        Private Securities Litigation Reform Act of 1995 ............................       15


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .......................................       16

     Signatures .....................................................................       17

                            PRIMA ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                            MARCH 31,       DECEMBER 31,
                                                              2000              1999
                                                          -------------    -------------
CURRENT ASSETS
Cash and cash equivalents .............................   $  16,387,000    $  18,883,000
Available for sale securities, at market ..............       2,002,000        1,949,000
Receivables (net of allowance for doubtful
  accounts: 3/31/00, $45,000; 12/31/99, $45,000) ......       5,871,000        5,284,000
Tubular goods inventory ...............................         758,000          837,000
Other .................................................         845,000          988,000
                                                          -------------    -------------
      Total current assets ............................      25,863,000       27,941,000
                                                          -------------    -------------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method ......................      85,491,000       77,700,000
Less accumulated depreciation,
  depletion and amortization ..........................     (39,236,000)     (37,785,000)
                                                          -------------    -------------
      Oil and gas properties - net ....................      46,255,000       39,915,000
                                                          -------------    -------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment ............................       7,208,000        6,814,000
Furniture and equipment ...............................         666,000          659,000
Field office, shop and land ...........................         486,000          481,000
                                                          -------------    -------------
                                                              8,360,000        7,954,000
Less accumulated depreciation .........................      (3,625,000)      (3,402,000)
                                                          -------------    -------------
      Property and equipment - net ....................       4,735,000        4,552,000
                                                          -------------    -------------

OTHER ASSETS ..........................................         257,000          257,000
                                                          -------------    -------------

                                                          $  77,110,000    $  72,665,000
                                                          =============    =============












     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 MARCH 31,      DECEMBER 31,
                                                                   2000             1999
                                                               -------------    -------------
CURRENT LIABILITIES
Accounts payable ...........................................   $   1,714,000    $   2,085,000
Amounts payable to oil and gas property owners .............       1,554,000        1,499,000
Ad valorem and production taxes payable ....................       1,253,000        1,210,000
Income taxes payable .......................................       1,380,000        1,051,000
Accrued and other liabilities ..............................         599,000          384,000
Current portion of notes payable ...........................         120,000          304,000
                                                               -------------    -------------
      Total current liabilities ............................       6,620,000        6,533,000

AD VALOREM TAXES, non-current ..............................       2,301,000        1,516,000
DEFERRED TAX LIABILITY .....................................       6,859,000        5,708,000
                                                               -------------    -------------
      Total liabilities ....................................      15,780,000       13,757,000
                                                               -------------    -------------


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized; no shares issued or outstanding ..............               0                0
Common stock, $0.015 par value, 12,000,000 shares
  authorized; 8,893,366 shares issued ......................         133,000          133,000
Additional paid-in capital .................................       5,693,000        5,693,000
Retained earnings ..........................................      60,761,000       56,577,000
Accumulated other comprehensive income (loss) ..............        (228,000)        (244,000)
Treasury stock, 425,622 and 322,305 shares at cost .........      (5,029,000)      (3,251,000)
                                                               -------------    -------------
      Total stockholders' equity ...........................      61,330,000       58,908,000
                                                               -------------    -------------

                                                               $  77,110,000    $  72,665,000
                                                               =============    =============







     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          -----------------------------
                                                              2000              1999
                                                          -------------   -------------
REVENUES
Oil and gas sales .....................................   $   8,727,000       3,826,000
Oilfield services .....................................       1,659,000       1,032,000
Trading revenues ......................................               0         417,000
Interest, dividend and other income ...................         291,000         274,000
                                                          -------------   -------------
                                                             10,677,000       5,549,000
                                                          -------------   -------------

EXPENSES
Depreciation, depletion and amortization:
   Depletion of oil and gas properties ................       1,451,000       1,142,000
   Depreciation of property and equipment .............         266,000         167,000
Lease operating expense ...............................         636,000         493,000
Ad valorem and production taxes .......................         731,000         302,000
Cost of oilfield services .............................       1,280,000         667,000
Cost of trading .......................................               0         354,000
General and administrative ............................         539,000         334,000
                                                          -------------   -------------
                                                              4,903,000       3,459,000
                                                          -------------   -------------

INCOME BEFORE INCOME TAXES ............................       5,774,000       2,090,000
PROVISION FOR INCOME TAXES ............................       1,590,000         575,000
                                                          -------------   -------------

NET INCOME ............................................   $   4,184,000       1,515,000
                                                          =============   =============


BASIC NET INCOME PER SHARE ............................   $        0.49   $        0.18
                                                          =============   =============
DILUTED NET INCOME PER SHARE ..........................   $        0.48   $        0.17
                                                          =============   =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING .........................................       8,496,213       8,619,061
                                                          =============   =============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ASSUMING DILUTION .......................       8,806,867       8,749,889
                                                          =============   =============







     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     ------------------------------
                                                                         2000              1999
                                                                     -------------    -------------
Net income .......................................................   $   4,184,000    $   1,515,000
                                                                     -------------    -------------

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities ..........          25,000         (140,000)
Deferred income tax expense related to unrealized
 gain on available-for-sale securities ...........................          (9,000)          52,000
                                                                     -------------    -------------

                                                                            16,000          (88,000)
                                                                     -------------    -------------

COMPREHENSIVE INCOME .............................................   $   4,200,000    $   1,427,000
                                                                     =============    =============




     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     ---------------------------------
                                                                         2000                 1999
                                                                     -------------       -------------
OPERATING ACTIVITIES
Net income .......................................................   $   4,184,000       $   1,515,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization ......................       1,717,000           1,309,000
   Deferred income taxes .........................................       1,155,000             254,000
   Other .........................................................         (10,000)                  0
   Changes in operating assets and liabilities:
     Receivables .................................................        (587,000)          1,029,000
     Inventory ...................................................          79,000              64,000
     Other current assets ........................................         130,000             257,000
     Accounts payable and payables to owners .....................        (316,000)         (1,381,000)
     Production taxes payable ....................................         828,000             313,000
     Income taxes payable ........................................         329,000             115,000
     Accrued and other liabilities ...............................          31,000              61,000
                                                                     -------------       -------------
       Net cash provided by operating activities .................       7,540,000           3,536,000
                                                                     -------------       -------------

INVESTING ACTIVITIES
Additions to oil and gas properties ..............................      (7,792,000)         (3,361,000)
Purchases of other property ......................................        (467,000)           (763,000)
Purchases of available for sale securities .......................         (28,000)            (28,000)
Proceeds from sales of oil & gas and other property ..............          29,000          26,281,000
                                                                     -------------       -------------
       Net cash provided by (used in) investing activities .......      (8,258,000)         22,129,000
                                                                     -------------       -------------

FINANCING ACTIVITIES
Treasury stock purchased .........................................      (1,778,000)         (1,240,000)
                                                                     -------------       -------------
       Net cash used in financing activities .....................      (1,778,000)         (1,240,000)
                                                                     -------------       -------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...........................................      (2,496,000)         24,425,000
CASH AND CASH EQUIVALENTS, beginning of period ...................      18,883,000           2,522,000
                                                                     -------------       -------------

CASH AND CASH EQUIVALENTS, end of period .........................   $  16,387,000       $  26,947,000
                                                                     =============       =============

Supplemental schedule of noncash investing and financing activities:
        The Company purchased oilfield service assets in March 1999.  A summary of the transaction is as follows:
Fair value of assets acquired ....................................                       $     460,000
Cash paid ........................................................                             276,000
                                                                                         -------------
Note payable issued to seller ....................................                       $     184,000
                                                                                         =============




     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

         The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 1999.

         The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 2000 and 1999.


2. BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Prima Energy Corporation and its subsidiaries, herein collectively referred to as "Prima" or the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at March 31, 2000.


3. NOTES PAYABLE AND LINE OF CREDIT

         The Company's notes payable consist of the following:

                                                                 March 31,      December 31,
                                                                   2000             1999
                                                               -------------   -------------
Total ......................................................   $     120,000   $     304,000
   Less, current portion ...................................         120,000         304,000
                                                               -------------   -------------
   Long term ...............................................   $           0   $           0
                                                               =============   =============

         The Company had two notes payable at December 31, 1999. The first note is dated June 10, 1997 and is due on June 10, 2000. Payments of principal and accrued interest (8% per annum) are to be made in three equal annual installments on the anniversary date of the note. The note financed the purchase of oilfield service equipment by Action Oilfield Services, Inc. The note balance was $120,000 at March 31, 2000 and December 31, 1999. The second note for $184,000 was paid in full during the quarter ended March 31, 2000 pursuant to its terms.

         Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (8.50% at March 31, 2000) with interest payable monthly. At December 31, 1999 and March 31, 2000, there were no amounts outstanding under the line of credit.

4. HEDGING ACTIVITIES

         The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company did not hedge any of its oil or natural gas production in the first quarter of 2000, and did not hedge any of its oil production in the first quarter of 1999. Approximately 21% of its natural gas production was hedged during the quarter ended March 31, 1999, with hedging gains of $55,000 included in oil and gas revenues at the time the hedged volumes were sold. At March 31, 2000, the Company had no open positions.

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


5. EARNINGS PER SHARE

         Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share includes the potential dilution that could occur upon exercise of options to acquire common stock, computed using the treasury stock method. The treasury stock method assumes that the increase in the number of shares issued is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options. Repurchases were assumed to have been at the average market price of the common shares during the reporting period.

         The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                                        Income           Shares        Per Share
                                                      (Numerator)    (Denominator)      Amount
                                                     -------------   -------------   -------------
Quarter Ended March 31, 2000:

     Basic Net Income per Share ..................   $   4,184,000       8,496,213   $        0.49
                                                                                     =============
     Effect of Stock Options .....................                         310,654
                                                     -------------   -------------
     Diluted Net Income per Share ................   $   4,184,000       8,806,867   $        0.48
                                                     =============   =============   =============

                                                             Income           Shares        Per Share
                                                           (Numerator)    (Denominator)      Amount
                                                          -------------   -------------   -------------
Quarter Ended March 31, 1999:
     Basic Net Income per Share .......................   $   1,515,000       8,619,061   $        0.18
                                                                                          =============
     Effect of Stock Options ..........................                         130,828
                                                          -------------   -------------
     Diluted Net Income per Share .....................   $   1,515,000       8,749,889   $        0.17
                                                          =============   =============   =============

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

         During the quarter ended March 31, 2000, the Company repurchased 103,317 shares for $1,778,000 as treasury stock pursuant to a stock repurchase program whereby the Board of Directors has authorized the repurchase of up to 5% of the Company's common stock, depending upon market conditions, the Company's financial condition, anticipated capital requirements and liquidity, among other factors. At March 31, 2000, the Company had repurchased 4.8% of the shares currently outstanding.

                            PRIMA ENERGY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 2000 was $7,540,000 compared to $3,536,000 for the same three month period of 1999. Net working capital at March 31, 2000 was $19,243,000 compared to $21,408,000 at December 31, 1999.

         The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

         The Company invested $8,259,000 in property and equipment during the quarter ended March 31, 2000, compared to $4,124,000 for the 1999 quarter. The Company expended $7,457,000 during the 2000 quarter for its proportionate share of the costs of drilling, completing and refracturing wells, $335,000 for undeveloped acreage and $467,000 for oilfield service equipment. These expenditures compare to $2,605,000 for well costs, $689,000 for undeveloped acreage, $67,000 for developed properties and $763,000 for other equipment in the 1999 quarter. The Company also expended $1,778,000 for the purchase of 103,317 shares of treasury stock during the first quarter of 2000.

         During the first quarter of 2000, the Company participated in the drilling of 11 gross and net wells and the refracturing of 22 gross (20.2 net) wells in the Wattenberg Area of the Denver Basin. All of these wells have been successfully completed and placed on production. Current plans are to drill 15 to 20 new wells in the Wattenberg Area and on leases at Denver International Airport and to refrac or recomplete approximately 40 additional wells in this area during the remainder of 2000. To date in the second quarter, four additional refracs and one recompletion have been completed and placed on production.

         Prima drilled 18 gross and net coalbed methane wells in the Powder River Basin of Wyoming during the first quarter of 2000, and an additional 14 gross and net wells to date in the second quarter. These wells are waiting on completion and pipeline hook-up. The Company anticipates drilling 150 to 200 coalbed methane wells in 2000, with initial production anticipated late in the third or early in the fourth quarter of the year. The Company expects construction of the gathering lines to hook up several of these wells to begin in the next 30 days.

         The Company drilled and completed an offset well in the Cedar Draw area of the Powder River Basin of Wyoming during the first quarter of 2000. This well, the Cedar Draw Federal 11-31, in which Prima owns a 100% working interest and 86.5% net revenue interest, is currently producing approximately 1,500 Mcf of natural gas and 35 barrels of oil per day, after being on production approximately 45 days. The Company anticipates drilling two to three additional 10,000 foot Muddy Formation test wells in this area during the remainder of 2000.

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

Results of Operations

         For the quarter ended March 31, 2000, the Company earned net income of $4,184,000, or $.48 per diluted share, on revenues of $10,677,000, compared to net income of $1,515,000, or $.17 per diluted share on revenues of $5,549,000 for the comparable quarter of 1999. Expenses were $4,903,000 for the 2000 quarter compared to $3,459,000 for the 1999 quarter. Revenues increased $5,128,000, or 92%, expenses increased $1,444,000, or 42% and net income increased $2,669,000, or 176%.

         Oil and gas sales for the quarter ended March 31, 2000 were $8,727,000 compared to $3,826,000 for the same period of 1999, an increase of $4,901,000 or 128%. The increase is attributable to significantly higher oil and gas prices, as well as increased production for both oil and natural gas. The Company's net natural gas production was 2,165,000 Mcf and 1,748,000 Mcf for the first quarters of 2000 and 1999, respectively, an increase of 417,000 Mcf or 24%. The Company's net oil production was 112,000 barrels compared to 81,000 barrels for the same periods, an increase of 31,000 barrels or 38%. Net production on an equivalent basis increased 27% (converted on the basis of one barrel of oil being the equivalent of six Mcf of natural gas) .

         The average price received for natural gas production was $2.62 per Mcf for the 2000 quarter compared to $1.66 per Mcf for the 1999 quarter, an increase of $0.96 per Mcf or 58%. The average price received for oil in 2000 was $27.29 per barrel compared to $11.42 per barrel for the same period of 1999, an increase of $15.87 per barrel or 139%. No oil or natural gas production was hedged during the first quarter of 2000. During the first quarter of 1999, the Company hedged approximately 21% of its natural gas production. Hedging gains of $55,000 are included in oil and gas revenues for this period, which increased the average price received per Mcf of natural gas by $0.03. No oil production was hedged during the first quarter of 1999.

         The Company's depletion of oil and gas properties was $1,451,000 or $0.51 per Mcfe ($3.07 per BOE) on 2,839,000 equivalent Mcf (473,000 equivalent barrels) produced during the first quarter of 2000, compared to $1,142,000 or $0.51 per Mcfe ($3.07 per BOE) on 2,234,000 equivalent Mcf (372,000 equivalent barrels) produced during the first quarter of 1999. Depreciation of other fixed assets was $266,000 and $167,000 for the quarters ended March 31, 2000 and 1999, respectively, and is attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $99,000, or 59%, due primarily to acquisitions of oilfield service equipment in 1999 and 2000.

         Lease operating expenses ("LOE") were $636,000 for the quarter ended March 31, 2000 compared to $493,000 for the quarter ended March 31, 1999. Ad valorem and production taxes were $731,000 and $302,000 for the same periods. Production taxes increase with higher production volumes and increased product prices. Total lifting costs (LOE plus ad valorem and production taxes) were 16% of oil and gas revenues and $0.48 per Mcfe ($2.89 per BOE) for the 2000 quarter compared to 21% and $0.36 per Mcfe ($2.13 per BOE) for 1999.

         Oilfield services represent the revenues earned by Action Oilfield Services, Inc. (Colorado) and Action Energy Services (Wyoming), wholly owned subsidiaries. These revenues include well servicing fees from drilling, completion and swab rigs, trucking, water hauling, rental equipment, and other related activities. Revenues from third parties were $1,659,000 for the quarter ended March 31, 2000 compared to $1,032,000 for the comparable quarter of 1999. This $627,000, or 61%, increase in revenues was primarily attributable to the formation of Action Energy Services in March of 1999. For the quarter ended March 31, 2000, 31% of the fees billed by the service companies were for Company owned wells compared to 26% for the quarter ended March 31, 1999. The Company's share of fees paid to its service companies and the costs associated with providing the services are eliminated in the consolidated financial statements. Costs of oilfield services were $1,280,000 for the quarter ended March 31, 2000 compared to $667,000 for the same quarter of 1999, an increase of $613,000 or 92%.

         Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. The Company had no trading activity during the first quarter of 2000. Trading revenues were $417,000 for the three months ended March 31, 1999 from the marketing of 180,000 MMBtus of natural gas. Costs of trading were $354,000 for the 1999 quarter. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria.

         General and administrative expenses ("G&A"), net of third party reimbursements, were $539,000 for the quarter ended March 31, 2000 compared to $334,000 for the quarter ended March 31, 1999, an increase of $205,000 or 61%. In prior periods, the Company has presented management and operator fees as revenue. Currently, these fees have been reclassified and presented as reductions in G&A. Management and operator fees were $138,000 and $240,000 during the quarters ended March 31, 2000 and 1999, respectively. Otherwise, the Company's G&A has increased due to expansion of the Company's activities and operations.

         The provision for income taxes increased $1,015,000 to $1,590,000 for the three months ended March 31, 2000 compared to $575,000 for the three months ended March 31, 1999. The increase was attributable to the increase in income before income taxes, which totaled $5,774,000 for the 2000 quarter compared to $2,090,000 for the 1999 quarter, an increase of $3,684,000, or 176%. The effective income tax rate was 27.5% for both the 2000 and the 1999 quarter. Effective tax rates are affected by amounts of permanent differences between financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

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

         The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts and price swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. As of May 10, 2000, the Company had no derivative positions in place.

         During the first quarter of 2000, the Company sold 112,000 barrels of oil. A hypothetical decrease of $2.73 per barrel (10% of average first quarter prices) would have decreased the Company's production revenues by $306,000 for that period. The Company sold 2,165,000 Mcf of natural gas during the first quarter of 2000. A hypothetical decrease of $0.26 per Mcf (10% of average first quarter prices) would have decreased the Company's production revenues by $563,000 for that period.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "expects" or "estimates" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to fund its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explanation of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, beginning on page 17.

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


                                                 PRIMA ENERGY CORPORATION
                                                        (Registrant)



Date          May 15, 2000                       By /s/ Richard H. Lewis
      ----------------------------                  --------------------------

                                                 Richard H. Lewis,
                                                 President and
                                                 Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27            Financial Data Schedule