Form 10-Q
period 2000-06-30
PRIMA ENERGY CORP
filed 2000-08-11
CIK 318107

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                -----------     --------------

                          Commission file number 0-9408

                            PRIMA ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               84-1097578
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


                    1801 BROADWAY, SUITE 500, DENVER CO      80202
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

As of July 31, 2000, the Registrant had 8,488,994 shares of Common Stock, $0.015 Par Value, outstanding.

================================================================================

                            PRIMA ENERGY CORPORATION


                                      INDEX


    PART I - FINANCIAL INFORMATION                                                                                  PAGE
                                                                                                                    -----
         Item 1.   Financial Statements

              Unaudited consolidated balance sheets...................................................................3

              Unaudited consolidated statements of income.............................................................5

              Unaudited consolidated statements of comprehensive income...............................................6

              Unaudited consolidated statements of cash flows.........................................................7

              Notes to unaudited consolidated financial statements....................................................8

         Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations....................................................11

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk........................................16

         Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
             Private Securities Litigation Reform Act of 1995........................................................17


    PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders................................................18

         Item 6.  Exhibits and Reports on Form 8-K...................................................................18

         Signatures..................................................................................................19

                            PRIMA ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        JUNE 30,         DECEMBER 31,
                                                          2000               1999
                                                      ------------       ------------
                                                       (Unaudited)
CURRENT ASSETS
Cash and cash equivalents ..........................  $ 15,861,000       $ 18,883,000
Available for sale securities, at market ...........     2,129,000          1,949,000
Receivables (net of allowance for doubtful
  accounts: 6/30/00, $45,000; 12/31/99, $45,000)....     6,244,000          5,284,000
Tubular goods inventory ............................     1,247,000            837,000
Other ..............................................       998,000            988,000
                                                      ------------       ------------
      Total current assets .........................    26,479,000         27,941,000
                                                      ------------       ------------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method ...................    90,331,000         77,700,000
Less accumulated depreciation,
  depletion and amortization .......................   (40,728,000)       (37,785,000)
                                                      ------------       ------------
      Oil and gas properties - net .................    49,603,000         39,915,000
                                                      ------------       ------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment .........................     7,508,000          6,814,000
Office furniture and equipment .....................       700,000            659,000
Gas gathering system and facilities ................       441,000                  0
Field office, shop and land ........................       488,000            481,000
                                                      ------------       ------------
                                                         9,137,000          7,954,000
Less accumulated depreciation ......................    (3,884,000)        (3,402,000)
                                                      ------------       ------------
      Property and equipment - net .................     5,253,000          4,552,000
                                                      ------------       ------------

OTHER ASSETS .......................................       257,000            257,000
                                                      ------------       ------------

                                                      $ 81,592,000       $ 72,665,000
                                                      ============       ============











     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           JUNE 30,          DECEMBER 31,
                                                            2000                1999
                                                         ------------       ------------
                                                          (Unaudited)
CURRENT LIABILITIES
Accounts payable ..................................      $  1,236,000       $  2,085,000
Amounts payable to oil and gas property owners ....         1,560,000          1,499,000
Ad valorem and production taxes payable ...........         2,100,000          1,210,000
Income taxes payable ..............................            35,000          1,051,000
Accrued and other liabilities .....................           628,000            384,000
Current portion of notes payable ..................                 0            304,000
                                                         ------------       ------------
      Total current liabilities ...................         5,559,000          6,533,000

AD VALOREM TAXES, non-current .....................         1,267,000          1,516,000
DEFERRED TAX LIABILITY ............................         8,219,000          5,708,000
                                                         ------------       ------------
      Total liabilities ...........................        15,045,000         13,757,000


STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized; no shares issued or outstanding .....                 0                  0
Common stock, $0.015 par value, 18,000,000 shares
  authorized; 8,914,616 and 8,893,366 shares issued           134,000            133,000
Additional paid-in capital ........................         6,071,000          5,693,000
Retained earnings .................................        65,572,000         56,577,000
Accumulated other comprehensive loss ..............          (201,000)          (244,000)
Treasury stock, 425,622 and 322,305 shares at cost         (5,029,000)        (3,251,000)
                                                         ------------       ------------
      Total stockholders' equity ..................        66,547,000         58,908,000
                                                         ------------       ------------

                                                         $ 81,592,000       $ 72,665,000
                                                         ============       ============







     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                ----------------------------      ----------------------------
                                                    2000             1999            2000             1999
                                                -----------      -----------      -----------      -----------
REVENUES
Oil and gas sales ........................      $10,235,000      $ 4,597,000      $18,962,000      $ 8,423,000
Oilfield services ........................        1,525,000        1,074,000        3,184,000        2,106,000
Trading revenues .........................                0          664,000                0        1,081,000
Interest, dividends and other ............          321,000          362,000          612,000          636,000
                                                -----------      -----------      -----------      -----------
                                                 12,081,000        6,697,000       22,758,000       12,246,000
                                                -----------      -----------      -----------      -----------
EXPENSES
Depreciation, depletion  and amortization:
   Depletion of oil and gas properties ...        1,492,000        1,159,000        2,943,000        2,301,000
   Depreciation of other property ........          285,000          188,000          551,000          355,000
Lease operating expense ..................          619,000          539,000        1,255,000        1,032,000
Ad valorem and production taxes ..........          753,000          418,000        1,484,000          720,000
Cost of oilfield services ................        1,338,000          866,000        2,618,000        1,533,000
Cost of trading ..........................                0          747,000                0        1,101,000
General and administrative ...............          803,000          469,000        1,342,000          803,000
                                                -----------      -----------      -----------      -----------
                                                  5,290,000        4,386,000       10,193,000        7,845,000
                                                -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES ...............        6,791,000        2,311,000       12,565,000        4,401,000
PROVISION FOR INCOME TAXES ...............        1,980,000          535,000        3,570,000        1,110,000
                                                -----------      -----------      -----------      -----------

NET INCOME ...............................      $ 4,811,000      $ 1,776,000      $ 8,995,000      $ 3,291,000
                                                ===========      ===========      ===========      ===========

BASIC NET INCOME PER SHARE ...............      $      0.57      $      0.21      $      1.06      $      0.38
                                                ===========      ===========      ===========      ===========
DILUTED NET INCOME PER SHARE .............      $      0.54      $      0.20      $      1.02      $      0.38
                                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING .....................        8,477,123        8,514,744        8,486,668        8,566,615
                                                ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  ASSUMING DILUTION ......................        8,878,369        8,692,831        8,856,368        8,709,579
                                                ===========      ===========      ===========      ===========


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)



                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                        -----------------------------       -----------------------------
                                            2000             1999              2000              1999
                                        -----------       -----------       -----------       -----------
NET INCOME ...........................  $ 4,811,000       $ 1,776,000       $ 8,995,000       $ 3,291,000
                                        -----------       -----------       -----------       -----------
Other comprehensive income:

Unrealized gain (loss)on
  available-for-sale securities ......       44,000           (93,000)           69,000          (233,000)

Deferred income tax expense
 related to unrealized gain (loss)
 on available-for-sale securities.....      (17,000)           35,000           (26,000)           87,000
                                        -----------       -----------       -----------       -----------
                                             27,000           (58,000)           43,000          (146,000)
                                        -----------       -----------       -----------       -----------
COMPREHENSIVE INCOME .................  $ 4,838,000       $ 1,718,000       $ 9,038,000       $ 3,145,000
                                        ===========       ===========       ===========       ===========






















     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                -------------------------------
                                                                    2000               1999
                                                                ------------       ------------
OPERATING ACTIVITIES
Net income ...............................................      $  8,995,000          3,291,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization ..............         3,494,000          2,656,000
   Deferred income taxes .................................         2,515,000            731,000
   Current taxes from sale of oil and gas properties .....                 0         (5,704,000)
   Other .................................................           173,000            (30,000)
   Changes in operating assets and liabilities:
     Receivables .........................................          (960,000)           (31,000)
     Inventory ...........................................          (410,000)            96,000
     Other current assets ................................           (39,000)           175,000
     Accounts payable and payables to owners .............          (788,000)          (168,000)
     Ad valorem and production taxes payable .............           641,000           (643,000)
     Income taxes payable ................................        (1,016,000)         5,788,000
     Accrued and other liabilities .......................           (60,000)           (42,000)
                                                                ------------       ------------
       Net cash provided by operating activities .........        12,545,000          6,119,000
                                                                ------------       ------------

INVESTING ACTIVITIES
Additions to oil and gas properties ......................       (12,632,000)        (5,561,000)
Purchases of other property ..............................        (1,314,000)        (1,650,000)
Purchases of available for sale securities ...............          (186,000)           (56,000)
Proceeds from sales of oil and gas and other property ....           144,000         27,421,000
                                                                ------------       ------------
       Net cash provided by (used in) investing activities       (13,988,000)        20,154,000
                                                                ------------       ------------

FINANCING ACTIVITIES
Treasury stock purchased .................................        (1,778,000)        (1,283,000)
Proceeds from issuance of common stock ...................           199,000             23,000
Repayment of long term debt ..............................                 0           (120,000)
                                                                ------------       ------------
        Net cash used in financing activities ............        (1,579,000)        (1,380,000)
                                                                ------------       ------------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..................................        (3,022,000)        24,893,000
CASH AND CASH EQUIVALENTS, beginning of period ...........        18,883,000          2,522,000
                                                                ------------       ------------

CASH AND CASH EQUIVALENTS, end of period .................      $ 15,861,000       $ 27,415,000
                                                                ============       ============

Supplemental schedule of noncash investing and financing activities:

        The Company purchased oilfield service assets in March 1999. A summary of the transaction is as follows:

                       Fair value of assets acquired .....                         $    460,000
                       Cash paid .........................                              276,000
                                                                                   ------------
                       Note payable issued to seller .....                         $    184,000
                                                                                   ============

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

           The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that the six month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 2000 and 1999.


2.  BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements include the accounts of Prima Energy Corporation ("Prima") and its subsidiaries, herein collectively referred to as the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at June 30, 2000.


3.  NOTES PAYABLE AND LINE OF CREDIT

           The Company had two notes payable at December 31, 1999. Both notes were paid in full during the six months ended June 30, 2000 pursuant to their terms.

           Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (9.5% at June 30, 2000), with interest payable monthly. At December 31, 1999 and June 30, 2000, there were no amounts outstanding under the line of credit.


4.  HEDGING ACTIVITIES

           The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company did not hedge any of its production during the first six months of 2000 and had no buy-for -resale transactions during that period. The Company hedged approximately 57% of its oil production and 23% of its natural gas production during the first six months of 1999. Net hedging gains were $13,000 for the six months ended June 30, 1999 and were included in oil and gas revenues at the time the hedged volumes were sold. At June 30, 2000 and August 1, 2000, the Company had no open positions.

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


5.  COMMON STOCK

           Pursuant to the provisions of the Prima Energy Corporation 1993 Stock Incentive Plan, during the second quarter of 2000, 18,250 shares of Prima's common stock were issued upon the exercise of stock options for total proceeds of $169,000. Additionally, pursuant to the provisions of the Prima Energy Corporation Non-Employee Directors' Stock Option Plan, 3,000 shares of common stock were issued for total proceeds of $30,000 in June 2000. These transactions increased the total number of shares of common stock outstanding to 8,488,994 as of August 1, 2000.

           During the six months ended June 30, 2000, the Company repurchased 103,317 shares of its common stock as treasury stock for $1,778,000 pursuant to a stock repurchase program. The Board of Directors has authorized the repurchase of up to 5% of the Company's common stock, depending upon market conditions, the Company's financial condition, anticipated capital requirements and liquidity, among other factors. At June 30, 2000, the Company had repurchased 4.8% of the shares currently issued.

           The Board of Directors of Prima approved a three for two stock split of the Company's common stock to shareholders of record on February 10, 2000, distributed February 24, 2000. As a result, the number of shares of common stock outstanding increased from 5,645,341 to 8,467,744 on the distribution date. All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock split. During 2000, the shareholders of Prima approved an increase in the number of authorized shares of common stock from 12,000,000 shares to 18,000,000 shares.

6.  EARNINGS PER SHARE

           Basic net income per share is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share includes the potential dilution that could occur upon exercise of options to acquire common stock, computed using the treasury stock method. The treasury stock method assumes the increase in the number of shares issued is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been at the average market price of the common shares during the reporting period).

           The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.



                                        Income          Shares         Per Share
                                      (Numerator)     (Denominator)      Amount
                                       ----------      ----------      ----------
Quarter Ended June 30, 2000:
     Basic Net Income per Share......  $4,811,000       8,477,123      $     0.57
                                                                       ==========
     Effect of Stock Options ........                     401,246
                                       ----------      ----------
     Diluted Net Income per Share....  $4,811,000       8,878,369      $     0.54
                                       ==========      ==========      ==========

Quarter Ended June 30, 1999:
     Basic Net Income per Share .....  $1,776,000       8,514,744      $     0.21
                                                                       ==========
     Effect of Stock Options ........                     178,087
                                       ----------      ----------
     Diluted Net Income per Share....  $1,776,000       8,692,831      $     0.20
                                       ==========      ==========      ==========
Six Months Ended June 30, 2000:
     Basic Net Income per Share .....  $8,995,000       8,486,668      $     1.06
                                                                       ==========
     Effect of Stock Options ........                     369,700
                                       ----------      ----------
     Diluted Net Income per Share....  $8,995,000       8,856,368      $     1.02
                                       ==========      ==========      ==========
Six Months Ended June 30, 1999:
     Basic Net Income per Share .....  $3,291,000       8,566,615      $     0.38
                                                                       ==========
     Effect of Stock Options ........                     142,964
                                       ----------      ----------
     Diluted Net Income per Share....  $3,291,000       8,709,579      $     0.38
                                       ==========      ==========      ==========

                            PRIMA ENERGY CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

       The Company's principal internal sources of liquidity are cash flow generated from operating activities and existing cash and cash eqivalents. Net cash provided by operating activities for the six months ended June 30, 2000 was $12,545,000 compared to $6,119,000 for the same six month period of 1999. Net working capital at June 30, 2000 was $20,920,000 compared to $21,408,000 at December 31, 1999. The Company received $144,000 and $27,421,000 in proceeds from the sales of oil and gas and other property during the six months ended June 30, 2000 and 1999, respectively. The 1999 proceeds resulted primarily from the disposition of the Bonny Field assets as previously reported.

       The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

       The Company invested $13,946,000 in property and equipment during the six months ended June 30, 2000, compared to $7,211,000 for the 1999 six month period. The Company expended $11,632,000 during the 2000 period for its proportionate share of the costs of drilling, completing and refracturing wells, $860,000 for undeveloped acreage, $140,000 for developed properties and $1,314,000 for other property and equipment. These expenditures compare to $4,432,000 for well costs, $1,030,000 for undeveloped acreage, $99,000 for producing properties and $1,650,000 for other equipment in the 1999 period. The Company also expended $1,778,000 for the purchase of 103,317 shares of treasury stock during the first six months of 2000 and $1,283,000 for 146,228 treasury shares during the 1999 period.

       During the first six months of 2000, the Company refractured or recompleted 38 gross (35.9 net) wells in the Wattenberg Field Area of the Denver Basin. All of these operations have been successfully completed and the wells are all back on production. Production increases have averaged 160 Mcf of natural gas and 11 barrels of oil per day. Current plans are to refrac or recomplete 25 to 30 additional wells in this area during the second half of 2000. As of August 4, 2000, three additional refrac wells have been completed and placed on production.

       During the first six months of 2000, the Company has drilled, completed and placed on production 11 gross and net new Codell Formation wells in the Wattenberg Field area. Prima plans to drill 20 to 25 additional Codell wells in the second half of 2000. As of August 4, 2000, seven of these wells have been drilled, with three on production and four in various stages of completion. The Company anticipates these four wells will be on production by the end of August 2000.

       The Company drilled and completed an offset well in the Cedar Draw area of the Powder River Basin of Wyoming during the first quarter of 2000. This well, the Cedar Draw Federal 11-31, in which Prima owns a 100% working interest and 86.5% net revenue interest, is currently producing approximately 1,130 Mcf of natural gas and 24 barrels of oil per day, after being on production approximately 145 days. The Company anticipates drilling two to three additional 9,500 foot Muddy Formation test wells in this area during the remainder of 2000.

       The Coalbed Methane play in the Powder River Basin of northeast Wyoming ("CBM") is prospective over approximately 3,000,000 acres. The development of natural gas from coals in this play, ranging in depth from 200 to 2,000 feet, is one of the largest, most active natural gas plays currently under development in North America. According to the Wyoming Oil & Gas Commission, as of March 2000 there were 3,783 CBM wells drilled, with 2,486 wells reporting production of 333,258 Mcf per day. In this rapidly expanding play, there are an estimated 70 active CBM drilling rigs.

       Prima currently holds 143,000 net acres within 28 prospect areas that it believes has CBM potential. The Company's independent engineering firm estimated net reserves to Prima's interest of 524 Bcf of natural gas from 2,048 identified potential CBM drillsites on Prima's acreage at year-end 1999. Prima's estimated reserves include 54 Bcf from 211 locations which were classified as proved undeveloped, 266 Bcf from 919 locations classified as probable, and 204 Bcf from 918 locations classified as possible.

       Through August 4, 2000, Prima has drilled 93 gross and net CBM wells, all of which are waiting on completion and gathering facilities. Eighteen of these wells were drilled prior to 2000, 51 were drilled in the first half of 2000, and an additional 24 have been drilled to date in the third quarter. Of the 93 wells drilled to date, 61 wells have been drilled in the Stones Throw prospect area, located 33 miles north of Gillette, Wyoming, 16 in the Kingsbury prospect area located 14 miles west of Gillette, and 16 wells have been drilled in other prospect areas. During the remainder of 2000, the Company currently anticipates drilling an additional 50 wells at Stones Throw, 12 wells at Kingsbury and 50 wells in three other prospect areas.

       The Company has recently formed Arete Gathering Company, a wholly owned subsidiary, to pursue gathering and mid-stream investment opportunities. Arete is currently constructing the gathering facilities in the Stones Throw prospect area. The capital expenditures to construct the facilities to hook-up approximately 110 wells is budgeted at approximately $3,000,000. This expected development encompasses approximately one half of Prima's 7,000 acres in the Stones Throw area. The gathering facilities are being constructed in phases, with Phase I expected to connect 20 wells by October 1, 2000. The remaining phases are expected to connect the remaining existing and projected wells during the fourth quarter of 2000 and the first quarter of 2001. Arete also expects to offer gathering and compression services to third party operators in the area. The Company expects the other CBM wells will, if successful, be completed and hooked up to sales lines throughout 2001.

       The Company continues to participate in development of the Cave Gulch area in the Wind River Basin of Wyoming. Prima participated in the drilling of two non-operated wells during the first half of 2000. The Cave Gulch 4-19LAK, originally spud in July of 1998 and then converted to a relief well, was re-entered in January 2000 to test the Frontier, Muddy and Lakota formations at depths of 17,200 to 18,800 feet. A completion attempt is currently underway on this well, in which Prima has an 11.24% working interest. The Cave Gulch #20 (6% working interest) was drilled to a depth of 9,176 feet during the second quarter of 2000 and is currently being completed.

       The Company's capital expenditures budget for 2000 was recently increased from $30 million to $35 million. Capital expenditures during the first half of 2000 of $15,724,000 were primarily funded from $15,177,000 of cash flows from operating activities before working capital changes. The Company expects to fund second half expenditures from internally generated cash flows and to the extent necessary, from existing cash and available-for-sale securities ($17,990,000 at June 30, 2000). The Company's liquid assets and unutilized bank line of credit provide it with flexibility to pursue opportunities that are not budgeted.

       The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. The Company expects its operations, including drilling, completion and recompletion well costs, expansion of its service companies, undeveloped leasehold acquisitions and stock re-purchases will be financed by funds provided by operations, working capital, borrowings on the line of credit, various cost-sharing arrangements, or from other financing alternatives.

Results of Operations

Quarters Ended June 30, 2000 and 1999

       For the quarter ended June 30, 2000, the Company earned net income of $4,811,000, or $.54 per diluted share, on revenues of $12,081,000, compared to net income of $1,776,000, or $.20 per diluted share, on revenues of $6,697,000 for the comparable quarter of 1999. Expenses were $5,290,000 for the 2000 second quarter compared to $4,386,000 for the 1999 second quarter. Revenues increased $5,384,000, or 80%, expenses increased $904,000, or 21%, and net income increased $3,035,000, or 171%.

       Oil and gas sales for the quarter ended June 30, 2000 were $10,235,000 compared to $4,597,000 for the same quarter of 1999, an increase of $5,638,000 or 123%. The increase is attributable to significantly higher oil and natural gas prices, as well as increased production for both oil and natural gas. The Company's net natural gas production was 2,244,000 Mcf and 1,796,000 Mcf for the second quarters of 2000 and 1999, respectively, an increase of 448,000 Mcf or 25%. Its net oil production was 112,000 barrels compared to 79,000 barrels for the same periods, an increase of 33,000 barrels or 42%. The average price received for natural gas production was $3.19 per Mcf for the 2000 quarter compared to $1.89 per Mcf for the 1999 quarter, an increase of $1.30 per Mcf or 69%. The average price received for oil in the second quarter of 2000 was $27.50 per barrel compared to $15.24 per barrel for the second quarter of 1999, an increase of $12.26 per barrel or 80%. The Company did not hedge any of its production during the second quarter of 2000. During the second quarter of 1999, the Company hedged approximately 90% of its oil production and 20% of its natural gas production. Hedging losses of $50,000 are included in oil and gas revenues for this period, which decreased the average price received per barrel of oil by $.63 and had no effect upon the price received per Mcf of natural gas.

       The Company's depletion of oil and gas properties was $1,492,000 or $0.51 per Mcfe ($3.07 per BOE) on 2,915,000 equivalent Mcf (486,000 equivalent barrels) produced during the second quarter of 2000, compared to $1,159,000 or $0.51 per Mcfe ($3.07 per BOE) on 2,267,000 equivalent Mcf (378,000 equivalent barrels) produced during the second quarter of 1999. Depreciation of other fixed assets was $285,000 and $188,000 for the quarters ended June 30, 2000 and 1999, respectively, and is attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $97,000, or 52%, due primarily to acquisitions of oilfield service equipment in calendar 1999 and during the first half of 2000.

       Lease operating expenses ("LOE") were $619,000 for the quarter ended June 30, 2000 compared to $539,000 for the quarter ended June 30, 1999. Ad valorem and production taxes were $753,000 and $418,000 for the same periods. Production taxes increase with higher production volumes and increased product prices. Total lifting costs (LOE plus ad valorem and production taxes) were 13% of oil and gas revenues and $0.47 per Mcfe ($2.82 per BOE) for the 2000 quarter compared to 21% and $0.42 per Mcfe ($2.53 per BOE) for the 1999 quarter.

       Oilfield services represent the revenues earned by Action Oilfield Services, Inc. (Colorado) and Action Energy Services (Wyoming), wholly owned subsidiaries. These revenues include well servicing fees from completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $1,525,000 for the quarter ended June 30, 2000 compared to $1,074,000 for the comparable quarter of 1999, an increase of $451,000, or 42%. For the quarter ended June 30, 2000, 34% of the fees billed by the service companies were for Company owned wells compared to 19% for the quarter ended June 30, 1999. The Company's share of fees paid to its service companies on Company owned properties and the costs associated with providing the services are eliminated in consolidation. Costs of oilfield services were $1,338,000 for the quarter ended June 30, 2000 compared to $866,000 for the same period of 1999, an increase of $472,000 or 55%.

       Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. The Company had no trading activity during the first six months of 2000. Trading revenues were $664,000 for the quarter ended June 30, 1999 from the marketing of 396,000 MMBtus of natural gas. Costs of trading were $747,000 for the 1999 quarter.

       General and administrative expenses ("G&A"), net of third party reimbursements, were $803,000 for the quarter ended June 30, 2000 compared to $469,000 for the quarter ended June 30, 1999, an increase of $334,000 or 71%. In prior periods, the Company has presented management and operator fees as revenue. Currently, these fees have been reclassified and presented as reductions in G&A. Management and operator fees were $102,000 and $149,000 during the quarter ended June 30, 2000 and 1999, respectively. The Company's G&A costs have otherwise increased due to expansion of the Company's activities and operations.

       The provision for income taxes was $1,980,000 for the quarter ended June 30, 2000 compared to $535,000 for the quarter ended June 30, 1999, an increase of $1,445,000 or 270%. The Company's effective tax rate increased to 29.2% from 23.2%, primarily because income before income taxes increased $4,480,000 or 194% for the 2000 quarter. The Company's effective tax rates are less than statutory rates due to permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions, Section 29 tax credits and compensation expense from the exercise of non-qualified stock options.

Six Months Ended June 30, 2000 and 1999

       For the six months ended June 30, 2000, the Company earned net income of $8,995,000, or $1.02 per diluted share, on revenues of $22,758,000, compared to net income of $3,291,000, or $.38 per diluted share, on revenues of $12,246,000 for the six months ended June 30, 1999. Expenses were $10,193,000 for the 2000 six month period compared to $7,845,000 for the 1999 six month period. Revenues increased $10,512,000, or 86%, expenses increased $2,348,000, or 30%, and net income increased $5,704,000, or 173%.

       Oil and gas sales for the six months ended June 30, 2000 were $18,962,000 compared to $8,423,000 for the six months ended June 30, 1999, an increase of $10,539,000 or 125%. The Company's net natural gas production was 4,410,000 Mcf and 3,544,000 Mcf for the first six months of 2000 and 1999, respectively, an increase of 866,000 Mcf or 24%. Its net oil production was 224,000 barrels compared to 159,000 barrels for the same six month periods, an increase of 65,000 barrels or 41%. The average price received for natural gas production was $2.91 per Mcf for the six months ended June 30, 2000 compared to $1.78 per Mcf for the six months ended June 30, 1999, an increase of $1.13 per Mcf or 63%. The average price received for oil for the first six months of 2000 was $27.40 per barrel compared to $13.30 per barrel for the same period of 1999, an increase of $14.10 per barrel or 106%. The Company did not hedge any of its production during the six months ended June 30, 2000. During the six months ended June 30, 1999, the Company hedged approximately 57% of its oil production and 23% of its natural gas production. Net hedging gains of $13,000 reduced the average price received per barrel of oil by $.26 and increased the price received per Mcf of natural gas by $0.02.

       The Company's depletion of oil and gas properties was $2,943,000 or $0.51 per Mcfe ($3.07 per BOE) on 5,754,000 equivalent Mcf (959,000 equivalent barrels) produced during the first six months of 2000, compared to $2,301,000 or $0.51 per Mcfe ($3.07 per BOE) on 4,501,000 equivalent Mcf (750,000 equivalent barrels) produced during the first six months of 1999. Depreciation of other fixed assets was $551,000 and $355,000 for the six months ended June 30, 2000 and 1999, respectively, an increase of $196,000, or 55%.

       LOE was $1,255,000 for the six months ended June 30, 2000 compared to $1,032,000 for the six months ended June 30, 1999. Ad valorem and production taxes were $1,484,000 and $720,000 for the same periods. Total lifting costs were 14% of oil and gas revenues and $0.48 per Mcfe ($2.86 per BOE) for the 2000 quarter compared to 21% and $0.39 per Mcfe ($2.34 per BOE) for 1999.

       Oilfield services revenues were $3,184,000 for the six months ended June 30, 2000 compared to $2,106,000 for the comparable six month period of 1999, an increase of $1,078,000 or 51%. For the six months ended June 30, 2000, 33% of the fees billed by the service companies were for Company owned wells compared to 22% for the six months ended June 30, 1999. Costs of oilfield services were $2,618,000 for the six months ended June 30, 2000 compared to $1,533,000 for the same period of 1999, an increase of $1,085,000 or 71%.

       Trading revenues were $1,081,000 for the six months ended June 30, 1999 from the marketing of 576,000 MMBtus of natural gas. Costs of trading were $1,101,000 for the 1999 six month period. Trading activities fluctuate with natural gas markets and the Company's ability to identify markets that meet the Company's trading criteria.

       G&A was $1,342,000 for the six months ended June 30, 2000 compared to $803,000 for the six months ended June 30, 1999, an increase of $539,000 or 67%. Management and operator fees were $240,000 and $323,000 during the six months ended June 30, 2000 and 1999, respectively. Management fees received from third parties have decreased as the Company has acquired additional working interests in operated wells and sold interests in properties it previously operated.

       The provision for income taxes was $3,570,000 for the six months ended June 30, 2000 compared to $1,110,000 for the same six month period of 1999. Income before income taxes increased $8,164,000 for the 2000 six month period and the effective tax rate increased to 28.4% from 25.2%.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's primary market risks relate to changes in the prices received from sales of oil and natural gas. The Company's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by decreases in oil and natural gas prices by entering into derivative commodity instruments, including commodity futures contracts and price swaps. By hedging only a portion of its market risk exposures, the Company is able to participate in the increased earnings and cash flows associated with increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its oil and natural gas production.

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

       The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts and price swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. As of August 1, 2000, the Company had no derivative positions in place.

       During the first six months of 2000, the Company sold 224,000 barrels of oil. A hypothetical decrease of $2.74 per barrel (10% of average prices for the period) would have decreased the Company's production revenues by $614,000 for the period. The Company sold 4,410,000 Mcf of natural gas during the same period. A hypothetical decrease of $0.29 per Mcf (10% of average prices for the period) would have decreased the Company's production revenues by $1,279,000 for the period.


                                   ----------

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipate," "expect," "plan," "believe," "estimate" or "budget" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to fund its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explanation of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, beginning on page 17.


                                   ----------

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

       On May 18, 2000, the Company held an annual meeting of stockholders. The following table sets forth certain information relating to each matter voted upon at the meeting.


                                                                     Votes
                                             -------------------------------------------------------
                                                                            Withheld/       Broker
Matters Voted Upon                              For           Against        Abstain       Non-Votes
---------------------------------------      ----------      ----------    -----------    ----------
Election of Richard H. Lewis                 7,077,313                        18,496
as Class III Director

Election of Catherine B. James               7,066,839                        28,970
as Class III Director

Approval of an amendment to the              7,020,067         42,333         33,409
Certificate of Incorporation increasing
the number of authorized shares of
common stock to 18,000,000 shares

Ratification of the selection of             7,067,710          3,711         24,388
Deloitte & Touche LLP as
independent auditors for 2000



Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits

  The following exhibit is filed herewith pursuant to rule 601 of Regulation
S-K.

           EXHIBIT NO.                                 DOCUMENT

           27                                          Financial Data Schedules

  (b)   Reports on Form 8-K

           No reports on Form 8-K were filed during the Registrants' fiscal quarter ended June 30, 2000.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRIMA ENERGY CORPORATION
                                            (Registrant)



Date   August 10, 2000                  By /s/ Richard H. Lewis
     -------------------                ------------------------------------

                                        Richard H. Lewis,
                                        President and
                                        Principal Financial Officer

                                 EXHIBIT INDEX



           EXHIBIT NO.                                 DOCUMENT
           ----------                                  ---------
           27                                          Financial Data Schedules