Form 10-Q
period 2000-09-30
PRIMA ENERGY CORP
filed 2000-11-13
CIK 318107

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                          Commission file number 0-9408

                            PRIMA ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                              84-1097578
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

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

As of November 1, 2000, the Registrant had 8,518,394 shares of Common Stock, $0.015 Par Value, outstanding.


================================================================================

                            PRIMA ENERGY CORPORATION


                                      INDEX


    PART I - FINANCIAL INFORMATION                                                              Page
                                                                                                ----
         Item 1.   Financial Statements

              Unaudited consolidated balance sheets . . . . . . . . . . . . . . . . . . . . . . .  3

              Unaudited consolidated statements of income . . . . . . . . . . . . . . . . . . . .  5

              Unaudited consolidated statements of comprehensive income . . . . . . . . . . . . .  6

              Unaudited consolidated statements of cash flows . . . . . . . . . . . . . . . . . .  7

              Notes to unaudited consolidated financial statements. . . . . . . . . . . . . . . .  8

         Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . . . . . . . . . . . . . . . 11

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . 16

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

    PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . 18

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                            PRIMA ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             September 30,   December 31,
                                                                 2000            1999
                                                             ------------    ------------
                                                             (Unaudited)
CURRENT ASSETS
Cash and cash equivalents ................................   $ 17,239,000    $ 18,883,000
Available for sale securities, at market .................      2,244,000       1,949,000
Receivables (net of allowance for doubtful
  accounts: 9/30/00, $47,000; 12/31/99, $45,000) .........      8,403,000       5,284,000
Tubular goods inventory ..................................      1,950,000         837,000
Other ....................................................        832,000         988,000
                                                             ------------    ------------
      Total current assets ...............................     30,668,000      27,941,000
                                                             ------------    ------------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method .........................     97,105,000      77,700,000
Less accumulated depreciation,
  depletion and amortization .............................    (42,171,000)    (37,785,000)
                                                             ------------    ------------
      Oil and gas properties - net .......................     54,934,000      39,915,000
                                                             ------------    ------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment ...............................      7,739,000       6,814,000
Gathering system .........................................      1,347,000               0
Furniture and equipment ..................................        704,000         659,000
Field offices, shops and land ............................        488,000         481,000
                                                             ------------    ------------
                                                               10,278,000       7,954,000
Less accumulated depreciation ............................     (4,175,000)     (3,402,000)
                                                             ------------    ------------
     Property and equipment - net ........................      6,103,000       4,552,000
                                                             ------------    ------------
OTHER ASSETS .............................................        257,000         257,000
                                                             ------------    ------------

                                                             $ 91,962,000    $ 72,665,000
                                                             ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                   CONSOLIDATED AND BALANCE SHEETS (CONT'D.)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,   December 31,
                                                                     2000           1999
                                                                 ------------    ------------
                                                                  (Unaudited)
CURRENT LIABILITIES
Accounts payable .............................................   $  2,111,000    $  2,085,000
Amounts payable to oil and gas property owners ...............      1,836,000       1,499,000
Production taxes payable .....................................      2,171,000       1,210,000
Income taxes payable .........................................        453,000       1,051,000
Accrued and other liabilities ................................        811,000         384,000
Current portion of note payable ..............................              0         304,000
                                                                 ------------    ------------
      Total current liabilities ..............................      7,382,000       6,533,000

PRODUCTION TAXES, non-current ................................      2,178,000       1,516,000
DEFERRED TAX LIABILITY .......................................      9,595,000       5,708,000
                                                                 ------------    ------------
      Total liabilities ......................................     19,155,000      13,757,000
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized;  no shares issued or outstanding ...............              0               0
Common stock, $0.015 par value, 18,000,000  shares
  authorized; 8,944,016  and 8,893,366 shares issued .........        134,000         133,000
Additional paid-in capital ...................................      6,709,000       5,693,000
Retained earnings ............................................     71,141,000      56,577,000
Accumulated other comprehensive income (loss) ................       (148,000)       (244,000)
Treasury stock - 425,622 and 322,305 shares, at cost .........     (5,029,000)     (3,251,000)
                                                                 ------------    ------------
      Total stockholders' equity .............................     72,807,000      58,908,000
                                                                 ------------    ------------
                                                                 $ 91,962,000    $ 72,665,000
                                                                 ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                             -------------------------   -------------------------
                                                2000          1999          2000           1999
                                             -----------   -----------   -----------   -----------
REVENUES
Oil and gas sales ........................   $11,428,000   $ 5,510,000   $30,390,000   $13,933,000
Oilfield services ........................     1,526,000     1,271,000     4,710,000     3,377,000
Trading revenues .........................             0       929,000             0     2,010,000
Interest, dividend and other income ......       310,000       366,000       922,000     1,002,000
                                             -----------   -----------   -----------   -----------
                                              13,264,000     8,076,000    36,022,000    20,322,000
                                             -----------   -----------   -----------   -----------

EXPENSES
Depreciation, depletion  and amortization:
   Depletion of oil and gas properties ...     1,443,000     1,129,000     4,386,000     3,430,000
   Depreciation of other property ........       295,000       218,000       846,000       573,000
Lease operating expense ..................       655,000       544,000     1,910,000     1,576,000
Production taxes .........................       950,000       468,000     2,434,000     1,188,000
Cost of oilfield services ................     1,215,000       795,000     3,833,000     2,328,000
Cost of trading ..........................             0     1,253,000             0     2,354,000
General and administrative ...............       787,000       480,000     2,129,000     1,283,000
                                             -----------   -----------   -----------   -----------
                                               5,345,000     4,887,000    15,538,000    12,732,000
                                             -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES ...............     7,919,000     3,189,000    20,484,000     7,590,000
PROVISION FOR INCOME TAXES ...............     2,350,000       800,000     5,920,000     1,910,000
                                             -----------   -----------   -----------   -----------

NET INCOME ...............................   $ 5,569,000   $ 2,389,000   $14,564,000   $ 5,680,000
                                             ===========   ===========   ===========   ===========

BASIC NET INCOME PER SHARE ...............   $      0.66   $      0.28   $      1.72   $      0.66
                                             ===========   ===========   ===========   ===========
DILUTED NET INCOME PER SHARE .............   $      0.63   $      0.27   $      1.65   $      0.65
                                             ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING .....................     8,500,856     8,562,519     8,491,432     8,565,234
                                             ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING
  ASSUMING DILUTION ......................     8,894,633     8,826,362     8,852,614     8,718,087
                                             ===========   ===========   ===========   ===========


        See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                     Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                 -------------------------   -------------------------
                                                    2000          1999          2000           1999
                                                 -----------   -----------   -----------   -----------
Net income ..................................   $  5,569,000   $  2,389,000   $ 14,564,000 $  5,680,000

Other comprehensive income:

Unrealized gain (loss) on
   available-for-sale securities ............         84,000        (83,000)       153,000     (316,000)
Deferred income tax expense related
   to unrealized gain (loss) on
   available-for-sale securities ............        (31,000)        32,000        (57,000)     119,000
                                                ------------   ------------   ------------ ------------
                                                      53,000        (51,000)        96,000     (197,000)
                                                ------------   ------------   ------------ ------------
COMPREHENSIVE INCOME ........................   $  5,622,000   $  2,338,000   $ 14,660,000 $  5,483,000
                                                ============   ============   ============ ============


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           2000             1999
                                                                       ------------    ------------
OPERATING ACTIVITIES
Net income .........................................................   $ 14,564,000    $  5,680,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization ........................      5,232,000       4,003,000
   Deferred income taxes ...........................................      3,891,000       1,738,000
   Current taxes from sale of oil and gas properties ...............              0      (5,704,000)
   Other ...........................................................        556,000         (12,000)
   Changes in operating assets and liabilities:
     Receivables ...................................................     (3,119,000)        123,000
     Inventory .....................................................     (1,113,000)         42,000
     Other current assets ..........................................         95,000          33,000
     Accounts payable and payables to owners .......................        363,000        (769,000)
     Production taxes payable ......................................      1,623,000        (256,000)
     Income taxes payable ..........................................       (598,000)      4,986,000
     Accrued and other liabilities .................................        123,000        (108,000)
                                                                       ------------    ------------
       Net cash provided by operating activities ...................     21,617,000       9,756,000
                                                                       ------------    ------------

INVESTING ACTIVITIES
Additions to oil and gas properties ................................    (19,406,000)    (11,035,000)
Purchases of other property ........................................     (2,486,000)     (2,053,000)
Purchases of available for sale securities .........................       (216,000)        (83,000)
Proceeds from sales of oil and gas and other property ..............        170,000      27,604,000
                                                                       ------------    ------------
       Net cash provided by (used in) investing activities .........    (21,938,000)     14,433,000
                                                                       ------------    ------------

FINANCING ACTIVITIES
Treasury stock purchased ...........................................     (1,778,000)     (1,791,000)
Repayment of long-term debt ........................................              0        (120,000)
Proceeds from issuance of common stock .............................        455,000         823,000
                                                                       ------------    ------------
        Net cash used in financing activities ......................     (1,323,000)     (1,088,000)
                                                                       ------------    ------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ................................................     (1,644,000)     23,101,000
CASH AND CASH EQUIVALENTS, beginning of period .....................     18,883,000       2,522,000
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ...........................   $ 17,239,000    $ 25,623,000
                                                                       ============    ============

Supplemental schedule of noncash investing and financing activities:

        The Company purchased oilfield service assets in March 1999. A summary of the transaction is as follows:

Fair value of assets acquired ......................................  $460,000
Cash paid ..........................................................   276,000
                                                                      --------
Note payable issued to seller ......................................  $184,000
                                                                      ========

     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

        The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K for the year ended December 31, 1999. These financial statements should be read in conjunction with the financial statements and notes included in the Form 10-K.

        The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that the nine month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended September 30, 2000 and 1999 covered thereby.

        The accompanying consolidated financial statements include the accounts of Prima Energy Corporation and its subsidiaries, herein collectively referred to as "Prima" or the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at September 30, 2000.

2.  NOTES PAYABLE AND LINE OF CREDIT

        The Company had two notes payable at December 31, 1999. Both notes were paid in full during the nine months ended September 30, 2000 pursuant to their terms.

        Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (9.5% at September 30, 2000), with interest payable monthly. At December 31, 1999 and September 30, 2000, there were no amounts outstanding under the line of credit.

3.  HEDGING ACTIVITIES

        The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, and natural gas trading activities that consist of the purchase and resale of natural gas. Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production, as well as to hedge the margins on natural gas purchased for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company did not hedge any of its production during the first nine months of 2000 and had no buy-for-resale transactions during that period. The Company hedged approximately 39% of its oil production and 21% of its natural gas production during the first nine months of 1999. Net hedging losses were $116,000 for the nine months ended September 30, 1999 and were included in oil and gas revenues at the time the hedged volumes were sold. At September 30, 2000 and November 1, 2000, the Company had no open positions.

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

4.  COMMON STOCK

        Pursuant to the provisions of the Prima Energy Corporation 1993 Stock Incentive Plan, during the first nine months of 2000, 47,650 shares of Prima's common stock were issued upon the exercise of stock options for total proceeds of $425,000. Additionally, pursuant to the provisions of the Prima Energy Corporation Non-Employee Directors' Stock Option Plan, 3,000 shares of common stock were issued for total proceeds of $30,000. These transactions increased the total number of shares of common stock outstanding to 8,518,394 as of November 1, 2000.

        During the nine months ended September 30, 2000, the Company repurchased 103,317 shares of its common stock as treasury stock for $1,778,000 pursuant to a stock repurchase program. The Board of Directors has authorized the repurchase of up to 5% of the Company's common stock, depending upon market conditions, the Company's financial condition, anticipated capital requirements and liquidity, among other factors. At September 30, 2000, the Company had repurchased 4.8% of the shares currently issued.

        The Board of Directors of Prima approved a three for two stock split of the Company's common stock to shareholders of record on February 10, 2000, distributed February 24, 2000. As a result, the number of shares of common stock outstanding increased from 5,645,341 to 8,467,744 on the distribution date. All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock split. During 2000, the shareholders of Prima approved an amendment to Prima's Certificate of Incorporation increasing the number of authorized shares of common stock from 12,000,000 shares to 18,000,000 shares.

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

         The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                                     Income         Shares    Per Share
                                                   (Numerator)  (Denominator)  Amount
                                                   -----------  ------------- ---------
Quarter Ended September 30, 2000:
     Basic Net Income per Share ...............   $ 5,569,000     8,500,856     $0.66
     Effect of Stock Options ..................                     393,777     =====
                                                  -----------     ---------
     Diluted Net Income per Share .............   $ 5,569,000     8,894,633     $0.63
                                                  ===========     =========     =====

Quarter Ended September 30, 1999:
     Basic Net Income per Share ...............   $ 2,389,000     8,562,519     $0.28
     Effect of Stock Options ..................                     263,843     =====
                                                  -----------     ---------
     Diluted Net Income per Share .............   $ 2,389,000     8,826,362     $0.27
                                                  ===========     =========     =====

Nine Months Ended September 30, 2000:
     Basic Net Income per Share ...............   $14,564,000     8,491,432     $1.72
     Effect of Stock Options ..................                     361,182     =====
                                                  -----------     ---------
     Diluted Net Income per Share .............   $14,564,000     8,852,614     $1.65
                                                  ===========     =========     =====

Nine Months Ended September 30, 1999:
     Basic Net Income per Share ...............   $ 5,680,000     8,565,234     $0.66
     Effect of Stock Options ..................                     152,853     =====
                                                  -----------     ---------
     Diluted Net Income per Share .............   $ 5,680,000     8,718,087     $0.65
                                                  ===========     =========     =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        The Company's principal internal sources of liquidity are cash flows generated from operating activities and existing cash and cash equivalents. Net cash provided by operating activities for the nine months ended September 30, 2000 was $21,617,000 compared to $9,756,000 for the same nine month period of 1999. Net working capital at September 30, 2000 was $23,286,000 compared to $21,408,000 at December 31, 1999. The Company received $170,000 and $27,604,000 in proceeds from the sales of oil and gas and other property during the nine months ended September 30, 2000 and 1999, respectively. The 1999 proceeds resulted primarily from the disposition of the Bonny Field assets as previously reported.

        The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

        The Company invested $21,892,000 in property and equipment during the nine months ended September 30, 2000, compared to $13,088,000 for the 1999 nine month period. The Company expended $17,550,000 during the 2000 period for its proportionate share of the costs of drilling, completing and refracturing wells, $1,651,000 for undeveloped acreage, $205,000 for developed properties and $2,486,000 for other property and equipment. Included in other property and equipment is $1,347,000 of costs for gas gathering facilities owned by Arete Gathering Company LLC, a new wholly owned subsidiary formed to pursue gathering and mid-stream investment opportunities. These expenditures compare to $7,707,000 for well costs, $3,227,000 for undeveloped acreage, $101,000 for producing properties and $2,053,000 for other equipment in the 1999 nine month period. The Company also expended $1,778,000 for the purchase of 103,317 shares of treasury stock during the first nine months of 2000 compared to $1,791,000 for 180,953 treasury shares during the 1999 nine month period.

        The Company continues to develop its core property in the Wattenberg Field area of the Denver Basin. During the first nine months of 2000, the Company drilled twenty wells (20.0 net) to the Codell Formation in this area. Nineteen of these wells were successfully completed and placed on production. The pay zone was faulted out in the 20th well, which has been temporarily abandoned. Four additional Codell wells have been drilled to date in the fourth quarter of 2000, with another eight wells planned by year-end.

        Prima has also continued its successful fracture re-stimulation ("refrac") program in the Wattenberg area. During the nine months ended September 30, 2000, Prima refrac'd 45 Codell wells (41.6 net), all of which are currently producing. Five additional Codell wells have been refrac'd to date in the fourth quarter, with another ten planned by year-end. In addition to the refrac program, Prima recompleted new producing intervals in five gross and net wells during the first three quarters of 2000, with another three recompletions planned through year-end.

        The Company drilled 124 shallow coalbed methane ("CBM") wells in the Powder River Basin of northeast Wyoming during the first nine months of 2000. Of this total, 109 wells have been drilled at the Company's Stone's Throw Prospect, located approximately 30 miles north of Gillette, Wyoming. The first phase of the gathering system at Stone's Throw, which is owned and operated by Arete Gathering Company, has been completed. Nine CBM wells were placed on production October 9, 2000, and produced 300 to 400 Mcf of natural gas per day through temporary compression facilities into the sales line until being shut-in on November 8, 2000 for compression installation. The Company expects to install three additional screw compressors and a 7,000 Mcf per day reciprocating compressor over the next few weeks. These facilities are designed to deliver natural gas into the sales line, which is currently under conversion to a high pressure line. Concurrently, the Company is continuing the installation of production and gathering facilities to hook-up additional wells at Stone's Throw. The Company expects to have approximately 80 wells equipped and connected to the permanent facilities by year end. Arete's system in this area is designed to include a second 7,000 Mcf per day reciprocating compressor so that when all facilities are installed and operational, the Company will have a system capable of handling 14,000 Mcf per day at Stone's Throw.

        The Company drilled and completed a 9,500 foot development well (100% working interest) in the Cedar Draw area of the Powder River Basin of Wyoming during the first quarter of 2000. A second 9,500 foot Cedar Draw well (50% working interest), which spud on October 21, 2000, was completed as a dry hole. The Company has spud a third well (50% working interest) on November 5, 2000, which is currently drilling. A fourth well (50% working interest) is expected to be drilled by year end.

        The Company continues to participate in development of the Cave Gulch area in the Wind River Basin of Wyoming. Prima participated in the drilling of two non-operated wells during the first nine months of 2000. The Cave Gulch 4-19LAK, originally spud in July of 1998 and then converted to a relief well, was re-entered in January 2000 to test the Frontier, Muddy and Lakota formations at depths of 17,200 to 18,800 feet. This well, in which Prima has an 11.24% working interest, is currently being tested. The Cave Gulch #20 (6% working interest) was drilled to a depth of 9,176 feet during the second quarter of 2000 and placed on production during the third quarter of 2000.

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

Results of Operations

Quarters Ended September 30, 2000 and 1999

        For the quarter ended September 30, 2000, the Company earned net income of $5,569,000, or $0.63 per diluted share, on revenues of $13,264,000, compared to net income of $2,389,000, or $0.27 per diluted share on revenues of $8,076,000 for the comparable quarter of 1999. Expenses were $5,345,000 for the 2000 third quarter compared to $4,887,000 for the 1999 third quarter. Revenues increased $5,188,000, or 64%, expenses increased $458,000, or 9%, and net income increased $3,180,000, or 133%.

        Oil and gas sales for the quarter ended September 30, 2000 were $11,428,000 compared to $5,510,000 for the same quarter of 1999, an increase of $5,918,000 or 107%. The Company's net natural gas production was 2,165,000 Mcf and 1,755,000 Mcf for the third quarters of 2000 and 1999, respectively, an increase of 410,000 Mcf or 23%. Its net oil production was 109,000 barrels compared to 75,000 barrels for the same periods, an increase of 34,000 barrels or 45%. The average price received for natural gas production for the third quarter of 2000 was $3.73 per Mcf compared to $2.29 per Mcf for the third quarter of 1999, an increase of $1.44 per Mcf or 63%. The average price received for oil in the third quarter of 2000 was $30.80 per barrel compared to $19.88 per barrel for the third quarter of 1999, an increase of $10.92 per barrel or 55%. The Company did not hedge any of its production during the third quarter of 2000. During the third quarter of 1999, the Company hedged approximately 18% of its natural gas production. Net hedging losses of $130,000 are included in oil and gas revenues for this period, which decreased the average price received per Mcf of natural gas by $0.07. No oil production was hedged during the third quarter of 1999.

        The Company's depletion of oil and gas properties was $1,443,000 or $0.51 per Mcfe ($3.07 per BOE) on 2,817,000 equivalent Mcf (470,000 equivalent barrels) produced during the third quarter of 2000, compared to $1,129,000 or $0.51 per Mcfe ($3.07 per BOE) on 2,206,000 equivalent Mcf (368,000 equivalent barrels) produced during the third quarter of 1999. Depreciation of other fixed assets was $295,000 and $218,000 for the quarters ended September 30, 2000 and 1999, respectively, and is attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $77,000, or 35%, due primarily to acquisitions of oilfield service equipment.

        Lease operating expenses ("LOE") were $655,000 for the quarter ended September 30, 2000 compared to $544,000 for the quarter ended September 30, 1999, an increase of $111,000 or 20%. Ad valorem and production taxes were $950,000 and $468,000 for the same periods, an increase of $482,000 or 103%. Production taxes increase with higher production volumes and increased product prices. Total lifting costs (LOE plus ad valorem and production taxes) were 14% of oil and gas revenues and $0.57 per Mcfe ($3.42 per BOE) for the 2000 quarter compared to 18% and $0.46 per Mcfe ($2.75 per BOE) for the 1999 quarter.

        Oilfield services represent the revenues earned by Action Oilfield Services, Inc. (Colorado) and Action Energy Services (Wyoming), wholly owned subsidiaries. These revenues include well servicing fees from drilling, completion and swab rigs, trucking, water hauling and rental equipment, and other related activities. Revenues were $1,526,000 for the quarter ended September 30, 2000 compared to $1,271,000 for the comparable quarter of 1999, an increase of $255,000, or 20%. For the quarter ended September 30, 2000, 40% of the fees billed by the service companies were for Company owned wells compared to 29% for the quarter ended September 30, 1999. The Company's share of fees paid to its service companies on Company owned properties and the costs associated with providing the services are eliminated in consolidation. Costs of oilfield services were $1,215,000 for the quarter ended September 30, 2000 compared to $795,000 for the same period of 1999, an increase of $420,000 or 53%.

        Trading revenues and cost of trading represent the marketing of third party natural gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. The Company had no trading activity during the third quarter of 2000. Trading revenues were $929,000 for the quarter ended September 30, 1999 from the marketing of 552,000 MMBtus of natural gas. Costs of trading were $1,253,000 for the 1999 quarter.

        General and administrative expenses ("G&A"), net of third party reimbursements, were $787,000 for the quarter ended September 30, 2000 compared to $480,000 for the quarter ended September 30, 1999, an increase of $307,000 or 64%. In prior periods, the Company has presented management and operator fees as revenue. Currently, these fees have been reclassified and presented as reductions in G&A. Management and operator fees were $78,000 and $99,000 during the quarter ended September 30, 2000 and 1999, respectively. The Company's G&A costs have otherwise increased due to expansion of the Company's activities and operations.

        The provision for income taxes was $2,350,000 for the quarter ended September 30, 2000 compared to $800,000 for the quarter ended September 30, 1999, an increase of $1,550,000 or 194%. The Company's effective tax rate increased to 29.7% from 25.1%, primarily because income before income taxes increased $4,730,000 or 148% for the 2000 quarter. The Company's effective tax rates are less than statutory rates due to permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and
Section 29 tax credits.

Nine Months Ended September 30, 2000 and 1999

        For the nine months ended September 30, 2000, the Company earned net income of $14,564,000, or $1.65 per diluted share, on revenues of $36,022,000, compared to net income of $5,680,000, or $0.65 per diluted share, on revenues of $20,322,000 for the nine months ended September 30, 1999. Expenses were $15,538,000 for the 2000 nine month period compared to $12,732,000 for the 1999 nine month period. Revenues increased $15,700,000, or 77%, expenses increased $2,806,000, or 22%, and net income increased $8,884,000, or 156%.

        Oil and gas sales for the nine months ended September 30, 2000 were $30,390,000 compared to $13,933,000 for the nine months ended September 30, 1999, an increase of $16,457,000 or 118%. The Company's net natural gas production was 6,574,000 Mcf and 5,299,000 Mcf for the first nine months of 2000 and 1999, respectively, an increase of 1,275,000 Mcf or 24%. Its net oil production was 333,000 barrels compared to 235,000 barrels for the same nine month periods, an increase of 98,000 barrels or 42%. The average price received for natural gas production was $3.18 per Mcf for the nine months ended September 30, 2000 compared to $1.95 per Mcf for the nine months ended September 30, 1999, an increase of $1.23 per Mcf or 63%. The average price received for oil for the first nine months of 2000 was $28.51 per barrel compared to $15.41 per barrel for the same period of 1999, an increase of $13.10 per barrel or 85%. The Company did not hedge any of its production during the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Company hedged approximately 39% of its oil production and 21% of its natural gas production. Hedging losses of $116,000 were included in oil and gas sales for the period and reduced the average price received per barrel of oil by $0.18 and reduced the average price received per Mcf of natural gas by $0.01.

        The Company's depletion of oil and gas properties was $4,386,000 or $0.51 per Mcfe ($3.07 per BOE) on 8,571,000 equivalent Mcf (1,428,000 equivalent barrels) produced during the first nine months of 2000, compared to $3,430,000 or $0.51 per Mcfe ($3.07 per BOE) on 6,707,000 equivalent Mcf (1,118,000 equivalent barrels) produced during the first nine months of 1999. Depreciation of other fixed assets was $846,000 and $573,000 for the nine months ended September 30, 2000 and 1999, respectively, an increase of $273,000, or 48%.

        LOE was $1,910,000 for the nine months ended September 30, 2000 compared to $1,576,000 for the nine months ended September 30, 1999, an increase of $334,000 or 21%. Ad valorem and production taxes were $2,434,000 and $1,188,000 for the same periods, an increase of $1,246,000 or 105%. Total lifting costs were 14% of oil and gas revenues and $0.51 per Mcfe ($3.04 per BOE) for the 2000 period compared to 20% and $0.41 per Mcfe ($2.47 per BOE) for 1999.

        Oilfield services revenues were $4,710,000 for the nine months ended September 30, 2000 compared to $3,377,000 for the comparable nine month period of 1999, an increase of $1,332,000 or 39%. For the nine months ended September 30, 2000, 35% of the fees billed by the service companies were for Company owned wells compared to 29% for the nine months ended September 30, 1999. Costs of oilfield services were $3,833,000 for the nine months ended September 30, 2000 compared to $2,328,000 for the same period of 1999, an increase of $1,505,000 or 65%.

        The Company had no trading activity during the nine months ended September 30, 2000. Trading revenues were $2,010,000 for the nine months ended September 30, 1999 from the marketing of 1,128,000 MMBtus of natural gas. Costs of trading were $2,354,000 for the 1999 nine month period. Trading activities fluctuate with natural gas markets and the Company's ability to identify markets that meet the Company's trading criteria.

        G&A was $2,129,000 for the nine months ended September 30, 2000 compared to $1,283,000 for the nine months ended September 30, 1999, an increase of $846,000 or 66%. Management and operator fees were $318,000 and $488,000 during the nine months ended June 30, 2000 and 1999, respectively. Management fees received from third parties have decreased as the Company has acquired additional working interests in operated wells and sold interests in properties it previously operated.

        The provision for income taxes was $5,920,000 for the nine months ended September 30, 2000 compared to $1,910,000 for the same nine month period of 1999. Income before income taxes increased $12,894,000 for the 2000 nine month period and the effective tax rate increased to 28.9% from 25.2%.

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

        The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts and price swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. As of November 1, 2000, the Company had no derivative positions in place.

        During the first nine months of 2000, the Company sold 333,000 barrels of oil. A hypothetical decrease of $2.85 per barrel (10% of average prices for the period) would have decreased the Company's production revenues by $948,000 for the period. The Company sold 6,574,000 Mcf of natural gas during the same period. A hypothetical decrease of $0.32 per Mcf (10% of average prices for the period) would have decreased the Company's production revenues by $2,104,000 for the period.

                                   ----------

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        "Managements Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipates," "intends," "expects" "plans," or "believes" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the Company's expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions, including availability of drilling rigs and other equipment and services; volatility of oil and natural gas prices; hedging activities; the ability to obtain drilling, water discharge and air quality permits; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liability imposed by government regulation (including environmental regulation); the need to develop and replace its oil and natural gas reserves; the substantial capital expenditures required to recover its operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explication of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 beginning on page 17.

                                   ----------

                          PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

        The following exhibits are filed herewith pursuant to rule 601 of Regulation S-K.

               3.1 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation

              27.1   Financial Data Schedules


        (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the Registrants' fiscal quarter ended September, 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PRIMA ENERGY CORPORATION
                                        (Registrant)



Date      November 9, 2000        By /s/ Richard H. Lewis
          ----------------           ---------------------------
                                  Richard H. Lewis,
                                  President and
                                  Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
--------                 -----------
  3.1        Certificate of Amendment of the Certificate of Incorporation of
             Prima Energy Corporation

  27.1       Financial Data Schedules