Form 10-K
period 2000-12-31
PRIMA ENERGY CORP
filed 2001-03-27
CIK 318107

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

               1099 18TH STREET, SUITE 400, DENVER, COLORADO 80202
              (Address of principal executive offices)   (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the 8,501,045 shares of Common Stock held by non-affiliates of the Registrant as of February 28, 2001 was $251,578,226 (based upon the mean of the closing bid and asked prices on the Nasdaq System).

As of February 28, 2001, Registrant had outstanding 12,731,373 shares of Common Stock, $0.015 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                           PAGE
----                                                                           ----
                                     PART I

1. and 2.  BUSINESS and PROPERTIES..............................................  3

3.         LEGAL PROCEEDINGS.................................................... 18

4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 18


                                     PART II

5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS.................................................. 21

6.         SELECTED FINANCIAL DATA.............................................. 22

7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................. 23

7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........... 27

8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 29

9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.................................. 29


                                    PART III

10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................... 29

11.        EXECUTIVE COMPENSATION............................................... 29

12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT........................................................... 29

13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 29


                                     PART IV

14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K............................................................. 30

                                     PART I

ITEMS 1 and 2.             BUSINESS and PROPERTIES

         The "Company" or "Prima" is used in this report to refer to Prima Energy Corporation and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of oilfield service equipment, gathering and compression of wells, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies, and other plans and objectives of Prima management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "budgeted," "expected" or "anticipates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 19.

GENERAL - THE COMPANY

         Prima was incorporated in April 1980 for the purpose of engaging in the exploration for, and the acquisition, development and production of crude oil and natural gas and for other related business activities. In October 1980, the Company became publicly owned with a $3.6 million common stock offering. In more recent years, the Company's activities, through its wholly owned subsidiaries, have expanded to include oil and gas property operations, oilfield services, and natural gas gathering, marketing and trading.

         The Company organizes its activities in operating segments that consist of the acquisition, exploration, development and operation of oil and gas properties and the development, production and sale of oil and natural gas, providing oil field services for wells which it operates and for third parties and the marketing and trading of third party natural gas. During 2000, the Company began developing gas gathering and compression operations, which segment was not material to Prima's operations at December 31, 2000. Prima's oil and gas exploration, development and production activities are conducted by Prima Oil & Gas Company, a wholly owned subsidiary. The following wholly owned subsidiaries of Prima Oil & Gas Company conduct activities for the Company as noted: oilfield services by Action Oil Field Services, Inc. and Action Energy Services, crude oil and natural gas marketing and trading by Prima Natural Gas Marketing, Inc. and natural gas gathering and compression by Arete Gathering Company, LLC. For a more detailed discussion of the Company's business segments, including revenues earned from third parties, operating earnings and total assets, see Note 8 of the Notes to Consolidated Financial Statements.

         Prima's activities are principally conducted in the Rocky Mountain Region of the United States. The Company owns or controls leasehold interests in over 400,000 net acres in the Denver Basin of Colorado, the Powder River, Wind River, Big Horn and Green River Basins of Wyoming and the Wasatch Plateau and Overthrust Belt of Utah. For a discussion of these areas, see "Developed Properties" beginning on page 5.

         The Board of Directors of Prima approved two separate three for two stock splits of its common stock in 2000. The first three for two stock split was to stockholders of record on February 10, 2000, distributed February 24, 2000. As a result, the number of shares of common stock outstanding increased from 5,645,586 to 8,468,112 on the distribution date. The second three for two stock split was to stockholders of record on November 27, 2000, distributed on December 11, 2000. As a result, the number of shares of common stock outstanding increased from 8,522,812 to 12,783,373 on the distribution date. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock splits.

         At December 31, 2000, the Company reported the following:

o        $104,900,000 of assets.

o 176.5 Bcfe of proved reserves with a pretax present value discounted at 10% ("PV10") of $576 million using average year end prices of $7.51 per Mcf of natural gas and $26.48 per barrel of oil held constant over the estimated economic life of each of the proved properties, and a PV10 of $263 million using an alternate price case based upon five-year forward prices averaging $3.78 per Mcf and $22.21 per barrel.

o        Net income of $21,895,000.

o        Cash flow provided by operating activities of $36,376,000.

o 2000 average daily production of 23,724 Mcf of natural gas and 1,202 barrels of crude oil (30,943 Mcfe or 5,156 BOE) per day.

o 2000 average price realizations of $3.63 per Mcf of natural gas, and $29.29 per barrel of crude oil.

o Operations of 564 wells representing approximately 90% of the wells in which Prima owns a working interest.

o        26,900 gross, 21,300 net developed acres,

o        489,000 gross, 334,000 net undeveloped acres.

         The Company has identified over 2,000 potential development, exploitation and exploration opportunities on its acreage which include drilling, recompletion and refracturing projects. Prima plans to continue to identify, develop and exploit opportunities in all areas of its activity over the next few years.

STRATEGY

OBJECTIVE. The Company attempts to create shareholder value by identifying, evaluating and seizing opportunities where we can acquire, develop, operate and market future reserves at superior margins on a risk adjusted present value basis. It is a goal of the Company to be one of the lowest cost producers with the highest cash flow margins for reinvestment in the industry.

ACREAGE. Prima attempts to acquire leasehold acreage at reasonable costs with attractive terms in prospective areas. The Company can potentially benefit from its own activities as well as from the activities of other operators in these areas.

OPERATIONS. It is an objective of the Company to operate, when justified, the oil and gas properties in which it has economic interests. Prima believes that, with the responsibility of operator, it is in a better position to control costs, safety, timeliness and quality of work, and other factors affecting the economics of a well.

EXPLOITATION. The Company intends to continue its exploitation efforts in all areas of activity. In the Denver Basin, we plan to continue well refracturing, restimulation and development drilling as warranted by ongoing results and economic success. Prima has been drilling wells in the Denver Basin for nineteen years, and refracturing wells in the area for over six years. We believe we have the knowledge and experience to continue this profitable activity in the future. We also plan to continue exploitation activity in the Powder River Basin for both conventional and coal seam reservoirs, as well as the Wind River Basin, depending upon the merit of each activity and timing due to regulatory considerations. These activities are generally lower to moderate risk endeavors that meet our economic criteria.

EXPLORATION. The Company typically allocates 5 to 20% of its capital expenditures budget on exploration activities. These activities may include leasehold acquisition, geologic and geophysical evaluation, and either drilling our own internally generated prospects or participating in other operators' wells and acreage. The objective of our exploration activities is to expose a portion of our capital to higher risk projects where the potential warrants the higher risk. These activities could have a more significant impact on the value of the Company although the likelihood of success is lower as compared to exploitation activities.

GATHERING, MARKETING AND TRADING. The Company, to the extent possible and warranted, markets its own natural gas and crude oil. Prima believes it can better monitor its product pricing, service and market conditions by actively marketing and selling its products. The Company may own assets downstream of the wellhead, including but not limited to gathering and compression facilities. This is done, where warranted, in an effort to improve overall project economics and enable Prima to capture more of the value chain from wellhead to burner tip. Prima may also gather, compress and market third party gas.

WELL DRILLING AND SERVICING. Prima believes that it can better control the timing, quality and cost of work performed on its wells by owning and operating various well servicing equipment. The Company also has the objective for this activity to be a separate profit center for work performed for third parties. We have been involved in various aspects of the well servicing business for 13 years in the Denver Basin, and in 1999 started an oilfield drilling and service company in the Powder River Basin.

MERGER, ACQUISITION AND DIVESTITURE. The Company in its ordinary course of business regularly reviews merger, acquisition and divestiture opportunities related to the oil and gas industry which can enhance its current business.

DEVELOPED PROPERTIES

DENVER BASIN

LOCATION, OPERATIONS AND ACREAGE. Prima's activities in the Denver Basin are located primarily in the Wattenberg Area which encompasses in excess of 1,000 square miles, and is located from 20 to 55 miles northeast of Denver, Colorado. Prima also owns leasehold interests on 4,480 acres and conducts operations at Denver International Airport from seven wells it has drilled and completed. Prima operated 379 wells in the Denver Basin (including those at DIA) as of December 31, 2000. Our leasehold position in the Denver Basin at that date was 17,400 gross, 14,400 net, developed acres, with an additional 15,000 gross, 13,000 net, undeveloped acres.

FORMATIONS AND PRODUCTION. The Company's drilling and production activities have been centered in a portion of the Wattenberg Area where the primary productive reservoirs are the Codell and Niobrara. The Codell and Niobrara blanket large areas of the field at depths of approximately 7,000 to 7,300 feet and have moderate porosity and low permeability. The formations require fracture stimulation, to establish economic production. Recoverable reserves in any individual wellbore are controlled by reservoir quality, thickness and fracture stimulation techniques. Our Denver Basin wells produce natural gas, natural gas liquids, and crude oil. Natural gas liquids (propane, butane, ethane, isobutane, pentane) are processed out of the well stream and sold separately by the third party gatherer/purchaser, but are included in our per Mcf price at the wellhead. Natural gas in this area averages approximately 1,240 Btu per Mcf, and generally sells at a slight premium to Rocky Mountain spot price due to the high Btu content. Our crude oil in this area is sweet crude and commands a premium to the Eastern Colorado and West Texas Intermediate postings. The 2000 production from Prima's Denver Basin properties accounted for approximately 78% of total oil and gas revenues, with natural gas averaging 16,486 Mcf per day and crude oil averaging 1,122 barrels per day net to Prima's interest.

RESERVES, FINDING AND DEVELOPMENT COSTS. The Denver Basin represented 42% of Prima's year end proved reserves on an Mcfe basis. Codell/Niobrara wells drilled and completed in this area cost approximately $280,000 and target approximately 270 to 300 MMcfe per well. Finding and development costs for these wells are approximately $1 per BOE. At year end 2000, the Company controlled approximately 220 potential drillsites with 56 classified as proved undeveloped reserves. The Company's strategy has been to selectively drill wells utilizing advanced drilling and completion techniques, improved marketing, and cost controls in an attempt to enhance the wells economics and prove additional acreage. There is no assurance that these locations will ultimately be drilled, or that wells drilled will ultimately prove to be commercially productive.

CODELL/NIOBRARA REFRACTURING. Advancements in refrac stimulation technology (putting a new fracture treatment in a producing formation of an older well) have enabled Prima to add deliverability and reserves from the Codell and Niobrara formations. The Company targets older wells with declining deliverability, and availability of Section 29 tax credits of approximately $0.65 per Mcf on production through the year 2002, for restimulation. Refracs completed by Prima in 2000 have resulted in average daily incremental production rates of 125 Mcf of natural gas and 12 barrels of oil per day. The refracs cost approximately $115,000 and target approximately 150 MMcfe. Finding and development costs for these incremental reserves average approximately $0.70 to $0.80 per Mcfe.

2000 ACTIVITY. During 2000 the Company refractured 61 wells (56.1 net). We focused activity on refracs given favorable economics and efficiency of the operations. The refracs typically do not involve acquiring new leases, gas sales contracts, or surface access agreements. Prima also focused its attention on the drilling of 30 gross (29.4 net) Codell/Niobrara wells during the year, of which 29 were successfully completed and placed on production. The Company also recompleted new producing intervals in eight wells (7.7 net) during the year, including seven Sussex Formation recompletions and both a Codell/Niobrara and a J-sand recompletion in one well.

FUTURE ACTIVITY. The Company intends to continue its development and exploitation activities in the Denver Basin. We have budgeted 60 Codell/Niobrara refrac stimulations during 2001. We also intend to drill approximately 30 Codell/Niobrara wells in the Wattenberg Area in 2001, with approximately 12 of these scheduled during the first quarter. The Company has budgeted to drill three additional J-Sand wells on the eastern portion of the Denver International Airport property. Our recompletion efforts will continue with six planned in 2001. Prima anticipates capital expenditures in the Denver Basin in 2001 of approximately $16 million.

POWDER RIVER BASIN

COALBED METHANE

LOCATION, OPERATIONS, ACREAGE. The coalbed methane ("CBM") play in the Powder River Basin is prospective over a vast geographic area encompassing approximately 3 million acres in northeastern Wyoming. The Company is currently involved in drilling, gathering and compression, and well servicing activities in the area. According to the Wyoming Oil & Gas Commission, over 6,300 CBM wells have been drilled with approximately 4,100 wells producing an estimated 498 MMcf of natural gas per day as of October 31, 2000. We believe approximately 70 drilling rigs are being utilized, making this the most active play in the United States. Prima holds a significant leasehold position that stretches from the southernmost part of the play to its known limits on the northern end. The leasehold position is generally close to the gathering and transportation infrastructure in the basin as it runs south to north, and in several instances, is relatively close to areas of known production. At December 31, 2000, Prima held 5,900 gross, 5,800 net developed acres, with an additional 146,000 gross, 136,000 net undeveloped prospective acres in this play. Our acreage is approximately 79% federal, 9% state, and 12% fee (private) leases. The federal leases have an initial ten year term, the state leases have a five year term, and fee leases vary from a few months to several years.

FORMATION AND PRODUCTION. Coals are located in the Fort Union formation at depths ranging from 200 to 2,000 feet, and vary in thickness from a few feet to over 175 feet. It is common to encounter multiple coal zones between these depths. The methane in coal beds is adsorbed, or saturated, within the coal layers and held in place by water within the coals. When water is produced from the coal seam, the pressure gradient is reduced, allowing the gas to desorb from the coal. Operators in the area have experienced dewatering times that range from a few days to over one year, and the dewatering time is influenced by well density, coal depth, permeability, well location and other factors. Production rates have ranged from a few Mcf to over 1,000 Mcf per day, and average approximately 130 Mcf per day/per well. The gas from this area is generally slightly less than 1,000 Btu per Mcf, and may require carbon dioxide extraction to meet interstate pipeline gas quality specifications. The Wyoming Oil and Gas Conservation Commission has adopted 80 acre per well field spacing for this play.

RESERVES, FINDING AND DEVELOPMENT COSTS. Powder River Basin Coalbed Methane represented 47% of Prima's year end reserves on an Mcfe basis. CBM wells cost from $60,000 to $85,000 to drill, equip and complete through the sales meter depending on location and depth, exclusive of gathering, lateral and compression costs. A typical well is anticipated to have ultimate reserves of 150 to 500 MMcf, with finding and development costs estimated to be $0.25 to $0.40 per Mcf. At year end 2000, the Company's independent engineers classified 141 wells as proved developed non-producing and classified 347 locations as proved undeveloped reserves. The Company cautions that its deliverability and reserves per well may vary considerably depending on location, thickness of coal, number of coals present, permeability, gas content, desorption, completion and production methods and other factors, and will vary from one group of wells to another throughout the basin. Based on independent engineering estimates, the Company believes it has a potential inventory of over 2,000 drill sites in this play. There is no assurance that these wells will be drilled or that those drilled will ultimately develop economic reserves.

PERMITS - DRILLING, WATER DISCHARGE AND AIR QUALITY. Drilling permits for the CBM play are issued by the Wyoming Oil & Gas Commission for wells located on state and private lands. The Bureau of Land Management ("BLM") issues drilling permits on federal leaseholds following completion of environmental impact studies. The first such study for the CBM play was completed in 1999 and provided for the drilling of approximately 5,900 wells. These permits have all been issued, and there is essentially a moratorium on issuing drilling permits for federal leaseholds pending completion of a second environmental impact study ("EIS"). The EIS, which provides for the drilling of approximately 50,000 wells, is currently underway with a record of decision expected in the early part of 2002. The Company anticipates much greater accessibility to its federal acreage after this second study is completed. In the interim, Prima has access to over 200 drilling permits on its state, private and federal land which will allow the Company to conduct its budgeted drilling program through the first half of 2002. A significant delay in the issuance of additional drilling permits on federal acreage would significantly impact the Company's long range plans. An Environmental Assessment provides for the issuance of approximately 2,500 special drainage permits on federal leasehold pending completion of the EIS.

Water from the play is generally discharged on the surface and is potable (drinking water quality). Water discharge permits are issued by the Wyoming Department of Environmental Quality ("DEQ"). Issuance of water discharge permits slowed during the year in order to address the sodium absorption ratio and mineral content of water discharged in the basin and its potential impact on agriculture. This issue is most acute for producers in the northwestern portion of the play, and Prima's operations are focused primarily on the eastern side of the basin. An alternative to surface discharge is water re-injection back into the ground, or "water recharge wells" which could be used in the play, but add to expense. The Company believes it has water permits, or recharge wells adequate to continue its drilling program. Air discharge permits are also issued by the DEQ, and take approximately 4 to 5 months to be issued. The Company has not encountered difficulties to date acquiring air permits for natural gas fired compressors in the CBM play.

NATURAL GAS TRANSPORTATION INFRASTRUCTURE. The transportation infrastructure in this basin is currently capable of moving over 1.3 Bcf (1,300,000 Mcf) of natural gas on a daily basis. MIGC, Inc. has a high pressure pipeline running the expanse of the play from north to south which is capable of flowing up to 135,000 Mcf per day. In the northern end of the basin, Bighorn Gas Gathering, LLC has completed and placed in service a high pressure header system capable of moving up to 250,000 Mcf per day. Also in the northern end of the play, Williston Basin Interstate Pipeline Company has a high pressure pipeline which can transport up to 35,000 Mcf per day. Thunder Creek Gas Services, LLC, and Fort Union Gas Gathering LLC have each completed high pressure header systems capable of moving 450,000 Mcf per day each from the central portion to the southernmost portion of the basin at an area generally known as Glenrock. From Glenrock, the natural gas can access KM Interstate, and Wyoming Interstate Pipeline's Medicine Bow Lateral with subsequent connections into the interstate pipeline grid including:
Colorado Interstate Gas Company, Front Range, Williams and Trailblazer pipelines at the Cheyenne Hub (Rockport) which provides access to markets from California to the Mid-Continent. The Medicine Bow Lateral, which connects from Glenrock to Rockport, currently is capable of moving approximately 400,000 Mcf per day. The construction of a loop of this system is underway, with a fall 2001 expected completion. This looping will provide an estimated 600,000 Mcf per day of additional capacity. At the Cheyenne Hub, Trailblazer pipeline is adding compression and pipe to increase capacity to the mid-continent by 300,000 Mcf per day with an anticipated in-service date by December 2002. In addition, potential new pipeline expansion projects have been announced by Northern Border, Colorado Interstate Gas Company and Williams. These projects are currently seeking support, firm transportation commitments, and as such, no plans to build have been announced. At year end 2000, the Company estimates that about 550,000 Mcf per day of coal seam gas was flowing. We caution that Prima does not own firm transportation for its own account, and may have difficulty moving gas from the basin if pipelines fill to capacity. The Company has, however, made firm sales arrangements from its Stones Throw and Kingsbury areas mentioned below to a third party who owns and controls firm header and pipeline capacity from the basin.

2000 ACTIVITY. During 2000, Prima drilled 153 gross (152.3 net) CBM wells in this play. The Company has drilled a total of 198 gross CBM wells since inception of its activity in the play and through February 28, 2001. In 2000, Prima drilled a high density of wells in two areas in anticipation of dewatering and starting production, Stones Throw and Kingsbury discussed in more detail below. We also continue to drill science wells on our prospects to determine depth and number of coal seams, coal thickness, pressure data, permeability, gas content, desorption data and other information pertinent to evaluating our position in the play. These wells will, in part, determine our next areas of high density drilling. The Company continues to review well and lease acquisition opportunities in the area on a regular basis.

Stones Throw Area. The Company has drilled 112 CBM wells in this area located approximately 30 miles north of Gillette, Wyoming. These wells are drilled in high density with the goals of dewatering and producing CBM gas. To produce the gas, the wells must be hooked-up to a low pressure gathering system and compression, commonly referred to as "screw compression", which holds wellhead pressures to 5 psia, or less. The gas must then move through a gathering system where, at its terminus, gas needs to be boosted up to about 1,400 psia so it can enter a high pressure header system line in the area. This high pressure boost is commonly referred to as "reciprocating compression." Prima's wholly owned gathering company, Arete Gathering Company, at year end had installed two screw and one reciprocating compressor to facilitate first production. The Company anticipates installing additional compression, and having 110 wells producing into the gathering system by the end of the first half of 2001. The gathering/compression system is currently designed to flow up to 14,000 Mcf per day, but can be expanded to 21,000 Mcf per day if warranted. The Company cautions that these wells must be dewatered and are in various phases of producing and being connected to the gathering system which will affect the actual amount of gas being produced. We have secured a firm sales agreement with a significant marketer and holder of header and pipeline capacity for gas produced from this area. The contract is for five years and has market based
(spot), rather than fixed, pricing.

Kingsbury Area. In 2000, Prima drilled 30 CBM wells in this area located approximately 20 miles northwest of Gillette, Wyoming. The wells are generally drilled in high density with first production anticipated by the third quarter 2001. We have a less significant acreage position in this area compared to Stones Throw, and have elected to have the low pressure gathering installed by a third party that already has gathering and compression in the area to collect a third party producer's wells. Construction to extend the mentioned gathering system to our wells began in the first quarter of 2001. Prima has arranged a market based firm sales agreement providing a 10 year term with the gathering company, which holds firm transport downstream of the gathering system on header and pipeline systems.

FUTURE ACTIVITY. The Company anticipates drilling between 175 and 200 CBM wells in 2001. A portion of these wells will be drilled in Stones Throw and Kingsbury if warranted by results. The majority of wells are expected to be drilled in dense groupings where we intend to dewater and produce wells. We caution that the actual number of wells drilled could be less. We intend to continue our well drilling and servicing business, and to participate in low pressure gathering from the wellhead to the headers in the Powder River CBM play. Our capital budget for 2001 in the coalbed methane play is approximately $18 million.

CONVENTIONAL

LOCATION, OPERATIONS, ACREAGE. Prima owns the deep rights (below the coals) in approximately 152,000 gross, 147,000 net acres in the Powder River Basin. We currently operate 13 of the 16 conventional reservoir wells in which we have an interest, or 81% of the wells in which we have ownership. Prima has been active in lease acquisition, drilling and production from conventional reservoirs in the Powder River Basin since 1994. The Company is credited with finding the Cedar Draw Field approximately 21 miles northwest of Gillette, Wyoming as a field extension to Amos Draw, where we operated six wells and had a non-operated interest in two wells at year end.

FORMATIONS AND PRODUCTION. At December 31, 2000, Prima produced from two formations in the conventional play, the Muddy formation located at a depth of approximately 9,500 to 9,800 feet, and the Turner formation at about 10,000 feet. Both of these formations are localized in nature, have moderate porosity and permeability, and require fracture or stimulation to establish economic production. Natural gas from these two formations averages approximately 1,280 Btu per Mcf. The production stream includes natural gas, natural gas liquids, and sweet crude oil which is sold at a premium to posted prices for Wyoming crude oil. During 2000, production from Prima's conventional Powder River Basin properties accounted for approximately 11% of total oil and gas revenues, with natural gas averaging 3,447 Mcf per day and crude oil averaging 71 barrels per day net to our interest.

RESERVES, FINDING AND DEVELOPMENT COSTS. The Powder River Basin conventional play represented approximately 8% of Prima's year end reserves on an Mcfe basis. Muddy formation wells in this area cost from $750,000 to $850,000 to drill and complete, and average 1.2 to 1.5 Bcfe per well. Historical finding and development costs for Muddy formation wells have averaged approximately $0.60 per Mcfe. At year end 2000, the Company carried one proved developed non-producing location and three well locations as proved undeveloped in its reserve report for conventional reservoirs in this area.

2000 ACTIVITY. Prima drilled one (1.0 net) operated well to the Muddy formation in 2000. The well was drilled in the second quarter and completed as a producer. The Company also participated in three (1.5 net) non-operated Muddy formation wells in the fourth quarter. Two of these wells were dry holes, and one was completed as a producer with initial sales in the first quarter of 2001.

FUTURE ACTIVITY. The Company currently intends to participate in three or four conventional wells in 2001. The Company also intends to continue its evaluation of other prospects and leads in the conventional play.

WIND RIVER BASIN

LOCATION, OPERATIONS AND ACREAGE. The Wind River Basin is located in central Wyoming, and Prima's production in the basin is located in the Cave Gulch area, comprising approximately three square miles. Prima has been active in the area since 1987. Our activity in the area is primarily as a non-operated working interest owner, although we operate one producing well and have overriding royalty interests in ten wells. Prima owns working interests ranging from 4.5% to 24% in 29 gross (2.08 net wells) in the area. Our Wind River Basin acreage position is 1,100 gross, 150 net developed acres, with 41,000 gross, 25,000 net undeveloped acres at year end 2000.

FORMATIONS AND PRODUCTION. The primary producing formations in the Cave Gulch area are the Fort Union at approximately 4,750 feet, the Lance from 4,900 to 8,800 feet, and the Frontier/Lakota/Muddy from 16,000 to 19,000 feet. The Frontier and Lakota/Muddy formations are lenticular in nature, with the Fort Union and Lance being localized reservoirs. The Lance formation has particularly thick intervals of producing reservoirs which, when completed and fractured altogether, have resulted in production of up to 18,000 Mcf per day from a single well. Lakota/Muddy wells in the area have produced up to 45,000 Mcf per day from a single well. Approximately 82% of the Company's production from this area was from the Lance formation at year end 2000. The Fort Union, which appears sporadically at shallow depths, can be identified on the way down to the Lance or Lakota/Muddy, and has been drilled and produced in approximately 18% of the locations where deeper wells have been drilled. Production from this area includes natural gas, natural gas liquids and sweet crude oil. The natural gas averages approximately 1,150 Btu per Mcf and is sold at a slight premium to index, or spot prices. The crude oil sells for a premium to posting for Wyoming crude oil in this area. At year end 2000, the Wind River Basin represented approximately 11% of Prima's total oil and gas revenues, with natural gas averaging 3,771 Mcf and crude oil 9 barrels per day.

RESERVES, FINDING AND DEVELOPMENT COSTS. The Wind River Basin represents approximately 3% of Prima's year end reserves on an Mcfe basis. Lance formation wells cost approximately $1.6 million to drill and complete, and target approximately 2 Bcfe per well. The deep Frontier/Lakota/Muddy wells cost approximately $9.5 million per well, and have the objective of 15 to 18 Bcfe per well. The year end 2000 reserve report for this area includes three proved undeveloped locations, and eleven proved developed non-producing opportunities. Our activity in this area is determined to a large extent by the operator of the property, who proposes well or recompletion operations pursuant to standard industry operating agreements. Prima reviews each opportunity and elects whether or not to participate in the activity depending on economic and geologic merit, and has participated in over 95% of all activity proposed in the area.

2000 ACTIVITY. Prima participated in the drilling of one gross (0.06 net) well in Cave Gulch during 2000. We participated in one Lance formation well that was completed as a producer, and one Frontier/Lakota/Muddy well which was in the process of an attempted completion during the first quarter of 2001.

FUTURE ACTIVITY. Activity in the Cave Gulch area has decelerated as the field reaches its limits of known areal extent and producing formations. Future activity, generally proposed by a third party operator of the area, should be limited. Prima expects limited capital expenditure in this area for new drilling or recompletions during 2001, although it will review each opportunity presented based on its geologic and economic merit.

UNDEVELOPED PROPERTIES

Prima owns interests in the properties described below. While these properties are predominately undeveloped acreage holdings, the Company either plans activities or is aware of activities planned by others which could benefit the Company. There is no assurance any of the activities will occur or, if undertaken, will result in favorable developments.

Coyote Flats-Wasatch Plateau Prospect. Prima currently owns or controls approximately 77,000 gross, 73,000 net acres on the Wasatch Plateau in central Utah. The Company's leasehold position is located approximately 12-15 miles northwest of the prolific Drunkard's Wash coalbed methane ("CBM") field. Drunkard's Wash, which is under active development by major independent operators, produces from the Ferron coals and is expected to ultimately produce in excess of 1.25 Tcf of gas. The primary CBM target on Prima's lease block is the Emery coal formation. The block contains total Emery coal thicknesses of up to 178 feet. Significant gas shows have been reported by operators of conventional wells that have been drilled in this area. The Emery coals are found across the majority of the lease position at depths ranging from 2,500 to 5,000 feet. Gas shows have been reported in the Emery coals as deep as 8,500 feet on the Company's lease block. The lease block is also on trend with CBM production from the Blackhawk coal formation at the Castlegate field approximately 10-12 miles to the east. Blackhawk coals are present under the lease block at depths ranging from 1,000 to 5,000 feet and thickness of up to 150 feet. Gas shows have also been reported from this interval.

In addition to the CBM potential of the block, significant gas shows have been reported from the Ferron sandstones and the Mancos shale. The Clear Creek field 4-10 miles south of the lease position has produced more than 126 Bcf of gas from the Ferron sandstone. The Dakota sandstone is also productive 25-30 miles south of the block at Flat Canyon field.

The Company plans to begin testing and evaluating this block later this year.

Prima has participated for a 37.5% non-operated working interest in a CBM well in the Helper field located north of Price, Utah. The well was placed on production in late January and is currently producing between 150 and 250 Mcf per day. The well is completed in the Ferron coals between 1,800 and 1,900 feet.

Brooks Draw Prospect. Prima owns approximately 21,600 gross and net acres in this prospect located in Natrona County, Wyoming. The position is prospective for natural gas and oil from the highly fractured Niobrara, Turner and Newcastle (Muddy) Formations. In 2000, a third party operator drilled several horizontal wells in this area in an effort to intersect more fractures from a well bore. Another third party operator in the area has drilled a horizontal test well in the Newcastle Formation. According to a press release issued by one of the participants, this well was drilled to a measured depth of 10,578 feet in the Newcastle Formation. On two separate 72 hour tests, the well flowed between 203 and 345 barrels of oil per day and 525 to 575 Mcf per day of 1,490 Btu gas. Prima plans to monitor activity closely in this area, and may participate in well(s) where our acreage is included within the spacing units of wells proposed by other operators. While initial reports from the area are encouraging, ultimate economics of the play are not clearly defined at this early stage of development.

Hell's Half Acre Prospect. This prospect is a seismically defined structure located approximately 10 miles south of the Cave Gulch field along the Owl Creek Thrust in Natrona County, Wyoming. The structure is believed to have potential in formations ranging from the Ft Union Formation at about 3,000 feet through the Madison Formation at greater than 22,000 feet. The Company owns approximately 15,700 gross, 5,400 net undeveloped acres in this prospect. We have agreed to participate in the drilling of a well to approximately 12,700 feet to test the Upper Cretaceous formations over a portion of the prospect this year.

Merna Prospect. Prima owns approximately 72,000 gross, 28,000 net undeveloped acres in this prospect located in Sublette County, Wyoming. The acreage is believed to be primarily prospective for natural gas development from the overpressured Lance Formation at a depth of approximately 13,000 feet. Prima has entered into an agreement with a third party to support that party's effort to reenter and attempt to complete one well and drill a second well on offsetting acreage. In exchange for the information obtained in these wells, Prima has agreed to allow the third party to participate in the drilling of a test well on a small portion of Prima's lease position within the next 18 months. Operations on the initial reentry are scheduled to begin this summer.

Christmas Meadows Prospect. This prospect is located in Summit County, Utah on the north slope of the Uintah mountains approximately 30 miles south of Evanston, Wyoming. The prospect is a seismically defined feature found in the Utah portion of the Overthrust Belt. Prima owns or controls a 50% farm-out interest in the Table Top Federal Unit which consists of approximately 23,000 acres. The project has been delayed for several years because a 400 acre tract immediately adjacent to the drillsite has not been made available for leasing while the U.S. Forest Service has conducted an environmental impact study and a revision of the area forest plan. Prima and its partners intend to cause a well to be drilled on the unit as soon as the situation with the unleased tract has been resolved.

Klondike/Hinge Play. This play is located in the Big Horn Basin of northern central Wyoming. The Company owns approximately 102,000 gross, 26,000 net undeveloped acres in the play. The play is exploratory in nature and is prospective for both crude oil and natural gas production. A third party operator owning approximately 75% interest in this acreage position has advised Prima that it intends to propose the drilling of up to three wells in 2001. Prima will review each proposed well, and decide whether or not to participate based upon geological and economic merit.

Jim Hill Draw Prospect. Prima is participating with a 15% interest in the 7,600 acre Jim Hill Draw unit in Converse County, Wyoming. The objective of this prospect is the Muddy sandstone found at approximately 12,100 feet with secondary objectives in the shallower Frontier and the deeper Dakota sandstones. The prospect is located about one mile west of the Sand Dunes field which has produced more that 24 million barrels of oil and 56 Bcf of gas. The proposed test well on this prospect is approximately one mile west of a Marathon Oil Company well that has produced in excess of 2 million barrels of oil and more than 4 Bcf of gas. The operator has proposed to drill the initial test well on this prospect this spring.

East Lost Hills Prospect. During the second quarter of 1998, the Company participated for a 6.25% interest in a deep Temblor Formation exploratory well located in the San Joaquin Basin of central California. The well drilled, the #1-17 Bellevue, is located in Kern County California and was to be drilled to a depth of 18,500 feet pursuant to fully endorsed exploration and standard industry operating agreements. During the drilling of the well, a dispute arose as to Prima's ownership in the prospect which remains unresolved. The operator of the well takes the position that Prima breached the agreement and forfeited its interest in the prospect and all future development. The agreements included an Area of Mutual Interest and provisions for leasehold assignments and participation in subsequently acquired acreage. The Company is monitoring the situation and intends, based on advice of counsel, to take appropriate actions to protect the shareholders' interests.

RESERVES

         The Company's net proved reserves are approximately 87% attributable to natural gas, and 13% to crude oil. The net proved reserves were estimated at year-end 2000 by the following independent engineering firms:

         Netherland, Sewell and Associates, Inc. (Denver Basin and Powder River Basin)

         Ryder Scott Company (Wind River Basin)

         The table below sets forth the Company's estimated quantities of proved reserves, all of which are located in the continental United States, and the present value of estimated future net cash flows from these reserves on a non-escalated basis. The quantities and values are based on prices in effect at year end ($7.51, $1.90 and $2.13 per Mcf of natural gas and $26.48, $24.68 and $10.31 per barrel of oil at December 31, 2000, 1999 and 1998, respectively). The future net cash flows were discounted by ten percent per year as of the end of each of the last three fiscal periods. The ten percent discount factor is specified by the Securities and Exchange Commission and is not necessarily the most appropriate discount rate. Present value, no matter what rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. For further information concerning the reserves and the discounted future net cash flows from these reserves, see Note 12 of the Notes to Consolidated Financial Statements.

                                                                 December 31,
                                                  ------------------------------------------
                                                      2000           1999            1998
                                                  ------------   ------------   ------------
Estimated proved natural gas reserves (Mcf)......  154,172,000    124,111,000     71,207,000
Estimated proved oil reserves (barrels)..........    3,729,000      3,268,000      2,826,000
Present value of estimated future net cash
  flows (before future income tax expense)....... $576,052,000   $108,551,000   $ 65,318,000
Standardized measure of discounted
  future net cash flows.......................... $371,121,000   $75,466,000    $ 51,426,000


         The present value of estimated future net cash flows before future income tax expense was also calculated using an alternate price case based upon five-year forward prices averaging $3.78 per Mcf of natural gas and $22.21 per barrel of oil. The resulting PV10 using these prices was $263 million at December 31, 2000 for the Company's proved reserves.

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. The data in the above table represents estimates only. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and engineering, and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced. There has been no major discovery or other event that is believed to have caused a significant upward or downward change in estimated proved reserves subsequent to December 31, 2000. Oil and natural gas prices have historically been volatile and are expected to continue to be so in the future. Changes in product prices affect the present value of estimated future net cash flows and the standardized measure of discounted future net cash flows.

         Since January 1, 2000, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

PRODUCTION

         The Company's net natural gas production averaged 23,724 Mcf per day for the year ended December 31, 2000 compared to 19,625 Mcf per day for the year ended December 31, 1999 and 17,742 Mcf per day during the year ended December 31, 1998. Net oil production averaged 1,202 barrels per day for the year ended December 31, 2000 compared to 882 barrels per day during the year ended December 31, 1999 and 784 barrels per day during the year ended December 31, 1998. The following table summarizes information with respect to the Company's producing oil and gas properties for each of these periods.

                                                    Year Ended December 31,
                                              ------------------------------------
                                                2000         1999          1998
                                              ---------    ---------     ---------
Quantities Sold:
  Natural gas (Mcf) ......................    8,683,000    7,163,000     6,476,000
  Oil (barrels) ..........................      440,000      322,000       286,000
Average Sales Price:
  Natural gas (per Mcf) ..................       $ 3.63       $ 2.10        $ 2.00
  Oil (per barrel) .......................       $29.29       $17.42        $12.71
Average production (lifting) costs per
   equivalent Mcf (1) ....................       $ 0.53       $ 0.42        $ 0.40

----------
(1) Oil production has been converted to a common unit of production (Mcf of natural gas) on the basis of relative energy content (one barrel of oil to six Mcf of natural gas).

PRODUCTIVE WELLS

         The following table summarizes total gross and net productive wells for the Company at December 31, 2000.

                                  Productive Wells
                        ----------------------------------
                               Oil              Gas
                        ----------------  ----------------
                        Gross(1)  Net(2)  Gross(1)  Net(2)
                        --------  ------  --------  ------
Operated:
   Colorado .........        9      8.5      370    316.6
   Wyoming ..........        0      0.0       14     12.4
Non-operated:
   Colorado .........        0      0.0       21      8.6
   Wyoming ..........        0      0.0       32      2.7
                         -----    -----    -----    -----
      Total (3) .....        9      8.5      437    340.3
                         =====    =====    =====    =====

          Additionally, the Company has a royalty interest in 194 of the gross wells reported above in which it owns a working interest. Also, the Company has royalty interests in an additional 41 gross wells which are not included in the above table.

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

DEVELOPED AND UNDEVELOPED ACREAGE

         At December 31, 2000, the Company held leased acreage as set forth below:

                         Developed Acreage (1)   Undeveloped Acreage(2)
                         ---------------------   ---------------------
      Location           Gross(3)       Net(4)   Gross(3)       Net(4)
      --------           --------      -------   --------      -------
Big Horn Basin ........        0             0    102,000       26,000
Denver Basin ..........   17,400        14,400     15,000       13,000
Green River Basin .....        0             0     80,000       34,000
Powder River Basin ....    6,900         6,700    190,000      179,000
Wind River Basin ......    1,100           150     41,000       25,000
Other Basins ..........    1,500            50     61,000       57,000
                         -------       -------    -------      -------
Total .................   26,900        21,300    489,000      334,000
                         =======       =======    =======      =======

----------

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

                                           Acres Expiring
                                          -----------------
Twelve Months Ending:                      Gross      Net
                                          -------   -------
   December 31, 2001.................      12,000    10,000
   December 31, 2002.................      14,000     6,000
   December 31, 2003.................      17,000    11,000
   December 31, 2004.................      54,000    29,000
   December 31, 2005.................      81,000    50,000
   December 31, 2006 and later.......     273,000   200,000

DRILLING ACTIVITIES

          Certain information with regard to the Company's drilling activities for the years ended December 31, 2000, 1999 and 1998 is set forth below:


                           2000                1999                1998
                     ----------------    ----------------    ----------------
                      Gross      Net     Gross      Net      Gross       Net
                     ------    ------    ------    ------    ------    ------
Development:
  Productive ....       181    179.69        33     27.14        30     10.52
  Dry ...........         3      2.00         1      0.75         2      0.31
                     ------    ------    ------    ------    ------    ------
                        184    181.69        34     27.89        32     10.83
                     ======    ======    ======    ======    ======    ======
Exploratory:
  Productive ....         5      4.90         9      6.19         4      3.05
  Dry ...........         0      0.00         0      0.00         2      1.06
                     ------    ------    ------    ------    ------    ------
                          5      4.90         9      6.19         6      4.11
                     ======    ======    ======    ======    ======    ======
Total:
  Productive ....       186    184.59        42     33.33        34     13.57
  Dry ...........         3      2.00         1      0.75         4      1.37
                     ------    ------    ------    ------    ------    ------
                        189    186.59        43     34.08        38     14.94
                     ======    ======    ======    ======    ======    ======

         Since December 31, 2000 and through February 28, 2001, the Company has drilled or participated in six gross (5.96 net) wells drilled and 17 gross (16.0 net) refracs in the Denver Basin. Four of the new wells were on production and two were waiting on completion. All of the refracs were back on production. The Company also drilled 27 gross (26.1 net) wells in the Powder River Basin coalbed methane play. These wells were waiting on pipeline hook-up.

NATURAL GAS AND OIL MARKETING AND TRADING

         The Company's marketing and trading activities consist of marketing the Company's own production, marketing the production of others from wells operated by the Company, purchase and resale of third party natural gas, and basis trading the differential in price between the Rocky Mountain region and other areas of the United States. Financial instruments are used from time to time to hedge the price of a portion of the Company's production as well as purchases for resale.

NATURAL GAS. The terms and conditions of our various natural gas sales contracts vary as to price, quantity, term and other conditions, but in general follow 30 day spot or day-to-day prices as posted. The Company does consider and sell fixed price gas for terms in excess of 30 days as a hedge on its production when warranted by its assessment of market conditions and to protect from downward price movements, but had no direct customer sales for a fixed price at year end 2000. We did, however, have financial hedges providing for a fixed price on a portion of our natural gas production in the fourth quarter of 2000 and the first quarter of 2001, which hedges are discussed in "Risk Management" below. Prima has one significant purchaser of its natural gas in the Denver Basin, Duke Energy Field Services, LLC ("Duke"), who accounted for 36% of the Company's total consolidated revenues for the year. Duke is not affiliated with Prima, and while loss of this customer could have a material adverse effect on the Company, we believe an ample market exists to sell the natural gas to alternate customers. The Company currently has three gathering agreements, one in the Denver Basin, one in the Wind River Basin, and one in the Powder River CBM play to get its gas from the wellhead into high pressure header systems or interstate pipelines for sale, but has not contracted for downstream transportation on a firm basis. As such, we have no liability to pay reservation (demand) charges for header or pipeline capacity, or assurance that our gas can flow every day, although no significant curtailment of production occurred in 2000. Prima trades the basis, or difference in price from pipeline to pipeline, to protect itself should pipeline capacity out of the Rocky Mountain Region fill and gas in the area become discounted as it seeks markets in other regions of the country. At year end 2000, Prima had financially traded basis for a portion of its 2001 production as noted below in "Risk Management." In its areas of activity, Prima also engages in trading natural gas, purchasing and reselling third party gas. These arrangements typically provide for the purchase of natural gas at a known price or index, with a corresponding sale. The Company does from time to time have open purchase or sale commitments without corresponding contracts which could result in a loss. Prima's Chief Executive Officer reviews open positions before they are committed to, and we monitor (mark-to-market) these positions regularly. The Company had no purchase for resale trading obligations at year end 2000. In 2000, total revenues from the sale of Prima's natural gas production were $31,542,000, or 71% of oil and gas sales and 60% of consolidated revenues.

OIL. The Company's oil production is sold under a number of contracts at prices posted in the area of activity, plus a negotiated bonus due to quality and low availability of domestic barrels for purchase. The contracts are generally month to month in duration. The point of sale for our crude oil is at the well, from which oil is trucked by the purchaser to pipelines or refineries. During 2000, one purchaser, Ultramar Diamond Shamrock ("UDS"), accounted for approximately 21% of Prima's total consolidated revenues for the year. Prima is not affiliated with UDS, and believes that it can sell its crude to other purchasers should we lose UDS as a customer. In 2000, total revenues from the sale of Prima's crude oil were $12,895,000, or 29% of oil and gas sales and 25% of consolidated revenues.

RISK MANAGEMENT. To hedge its natural gas and crude oil production as well as buy for resale activity, the Company from time to time uses futures and energy swaps. The purpose of these hedges is to provide market price protection in the volatile environment of natural gas and crude oil pricing. During 2000, Prima hedged approximately 1% of its estimated natural gas production at an average fixed price of $6.25 per MMBtu, and approximately 5% of its estimated crude oil production at an average fixed price of $36.44 per barrel. The Company also from time to time protects itself by locking in the NYMEX to CIG basis differential. This type of trade is done to protect the Company from an expanding basis, or difference in price, should natural gas supplies exceed pipeline capacity out of the Rocky Mountain region. They also allow the Company to hedge its production during the contract period by selling corresponding NYMEX futures contracts and thus securing a price equal to the NYMEX sales price minus the basis differential. The basis differential contracts provide for the Company to receive funds if the closing basis differential for the given month is greater than the locked-in basis differential, and to pay funds if the differential is less. During 2000, the Company locked-in the NYMEX to CIG basis differential on approximately 8% of its 2000 production at an average differential of ($0.32). See "Quantitative and Qualitative Disclosures about Market Risk" beginning on page 27 of this report for additional disclosures, including the Company's open derivative positions as of February 28, 2001.

OILFIELD SERVICES

         Prima conducts its oilfield services business under the name of Action Oilfield Services in Colorado and Action Energy Services in Wyoming, both wholly owned subsidiaries of the Company.

ACTION OILFIELD SERVICES. Action Oilfield Services ("AOS") has been active in the Denver Basin since 1986. We own a field office and yard near LaSalle, Colorado, and are conveniently located to service wells in the Denver Basin. AOS owns various well servicing equipment including completion rigs, a swab rig, tractor trailer rigs for water hauling, and oilfield rental equipment including pumps, tanks, work strings, and blow out preventers. During 2000, we experienced strong utilization of our people and equipment due to well recompletions, re-works and drilling in the area. We intend to continue and grow our well servicing activities in the Denver Basin. AOS provides services for Prima as well as third party operators in the area. For the year ended December 31, 2000, 33% of AOS's revenues were from activities performed on wells for Prima. The Company's share of fees paid to AOS on Company owned properties and the costs associated with providing these services are eliminated in the consolidated financial statements. Third party revenues recorded by AOS in 2000 were $4,184,000, or 8% of consolidated revenues.

ACTION ENERGY SERVICES. In the first quarter of 1999, Prima formed Action Energy Services ("AES") to conduct well drilling and servicing activities in the Powder River Basin. AES has an office and yard leased in Gillette, Wyoming. In addition to well services traditionally offered by the Company, AES has six drilling rigs. We intend to engage in both drilling and well servicing activities in the Powder River Basin. Our services are offered to both Prima and third parties in the area. During 2000, 43% of AES's revenues were from activities performed on wells owned by Prima, and these revenues are accounted for in the same manner noted for AOS. AES's third party revenues were $2,094,000 in 2000, and represented 4% of the Company's consolidated revenues.

GATHERING SERVICES

ARETE GATHERING COMPANY, LLC. Prima formed Arete Gathering Company, LLC ("Arete") in the third quarter of 2000 to provide compression and gathering services to the coalbed methane play in the Powder River Basin. At year end 2000, Arete was in the process of installing its first gathering system in Prima's Stones Throw Area. As of the first quarter of 2001, Arete had installed three low pressure screw compressors and one high pressure reciprocating compressor to receive Prima's initial production from the area. The Stones Throw area gathering system is designed initially to handle up to 14,000 MMBtu per day, but can be expanded up to 21,000 MMBtu per day given its present design, and approved air permits for compressors. The Company anticipates installing a total of 5 to 6 screw compressors and 2 to 3 reciprocating compressors to handle natural gas volumes from the area. We anticipate building additional systems in the Powder River Basin as warranted by the size of our acreage block, proximity to header systems and pipeline, and other factors which affect the economics of each project. The Company cautions that in areas where it does not have a significant and contiguous acreage block, and where other third party gathering systems have already been installed, we may elect not to have Arete build a gathering system. In areas where Arete has installed gathering, we will offer gathering services to third parties.

PHYSICAL PROPERTIES

         The Company leases its Denver office space at an average annual rate of approximately $275,000 per year. Such offices consist of 15,840 square feet and the lease continues until November 2007. The Company owns office furniture and equipment with a net book value at December 31, 2000 of $200,000.

         Prima has also leased office space with shop and yard facilities in Gillette, Wyoming. The yard and shop area is used to store and maintain various well servicing equipment, drilling rigs and production equipment. Net book value of our service equipment, office furniture and equipment and leasehold improvements at this location was $2,342,000 at December 31, 2000.

         The Company owns 160 acres of land in Weld County, Colorado near LaSalle, Colorado. A shop, office building and yard facilities located on the land are used for the Company's field and oilfield service operations. Net book value of the land, buildings and office furniture and equipment at December 31, 2000, was $196,000. The service company and field operations own related equipment, including completion rigs, swab rigs, tractor trailer rigs used for water hauling, oilfield rental equipment and various oil field vehicles with a net book value of $2,142,000 at December 31, 2000.

         The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona, for investment and capital appreciation. The partnership owns the 22 acres free and clear. The book value of this partnership interest was $257,000 at December 31, 2000.

EMPLOYEES AND OFFICES

         As of December 31, 2000, the Company had 134 full-time employees, including 33 in its Denver office and 101 field employees. Of the field employees, Action Oilfield Services employed 46 people, Action Energy Services employed 38 people, and 17 were employed in Prima's field land, production and pumping activities. Prima field employees handled work for Arete Gathering Company. The Company believes its relations with its employees are good. Prima also contracts the services of independent consultants involved in land, geology, engineering, accounting, regulatory affairs, and other disciplines as needed. The Company's principal executive offices are located at 1099 18th Street, Suite 400, Denver, Colorado 80202.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is engaged from time to time in legal proceedings in the normal course of its daily business. At December 31, 2000, the Company does not believe, based upon advise from legal counsel, that an adverse ruling in any legal proceeding currently pending would have a material impact on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

         VOLATILITY OF OIL AND NATURAL GAS PRICES. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. During 2000, average oil and natural gas prices realized by the Company were 68% and 73% higher than those received in 1999. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations would be adversely impacted. The Company is unable to accurately predict future oil and natural gas prices.

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

         NEED TO REPLACE RESERVES. As is customary in the oil and gas exploration and production industry, the Company's future success depends upon its ability to continue to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves that it produces through successful development, exploration or acquisition, the Company's proved reserves will decline. Further, approximately 42% of the Company's proved reserves at December 31, 2000, were located in the Wattenberg Area of the Denver Basin, where wells are characterized by relatively rapid decline rates. Additionally, approximately 46% of the Company's total proved reserves at December 31, 2000, were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling and/or recompletion operations. There can be no assurance that the Company will continue to be successful in its effort to develop or replace its proved reserves.

         HEDGING ACTIVITIES. Part of the Company's business strategy is to periodically use both commodity futures contracts and price and basis swaps to hedge the impact of the volatility of oil and natural gas prices on a portion of its production and gas marketing activities. In certain circumstances, significant reductions in production, due to unforeseen events, could require the Company to make payments under the hedge agreements even though such payments are not offset by production. To reduce this risk, the Company strives to keep a percentage of its production unhedged. Hedging will also prevent the Company from receiving the full advantage of increases in oil or natural gas prices above the amount specified in the hedge agreement. Based upon average daily production during 2000, the Company's hedge agreements covered approximately 1% and 5% of the Company's daily average natural gas and oil production, respectively.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         (a) PRINCIPAL MARKET OR MARKETS. Prima's common stock trades on the Nasdaq National Market under the symbol "PENG." The following table sets forth the Nasdaq high and low sales prices for Prima's common stock for each quarterly period during the Company's years ended December 31, 2000 and 1999. These prices have been restated to reflect the effect of the three for two split of Prima's common stock distributed on February 24, 2000 and the three for two split of Prima's common stock distributed on December 11, 2000.

                  Year Ended December 31, 2000           HIGH         LOW
                  ----------------------------          -------     -------
       Quarter Ended March 31, 2000..................   $18.500     $10.500
       Quarter Ended June 30, 2000...................    36.917      15.167
       Quarter Ended September 30, 2000..............    37.833      20.708
       Quarter Ended December 31, 2000...............    39.917      23.083

                  Year Ended December 31, 1999
                  ----------------------------
       Quarter Ended March 31, 1999..................  $  6.944     $ 5.584
       Quarter Ended June 30, 1999...................    10.111       5.778
       Quarter Ended September 30, 1999..............    11.389       9.167
       Quarter Ended December 31, 1999...............    12.333       9.222

         On February 28, 2001, the closing sale price for the Company's common stock was $29.50 per share.

         The above quotations are from sources believed to be reliable. They do not include any retail mark-ups, mark-downs or commissions and may not represent actual transactions.

         (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. Prima's common stockholders of record at February 28, 2001 totaled 1,054.

         (c) DIVIDENDS. Holders of common stock are entitled to receive such dividends as may be declared by Prima's Board of Directors. No cash dividends were declared or paid in 2000, 1999 or 1998. Future cash dividends, if any, will be evaluated based among other things, on operating results, capital requirements and financial condition of the Company at the time.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth a summary of selected consolidated financial data. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto.

                                                                Year Ended December 31,
                                               --------------------------------------------------------
                                                 2000        1999        1998        1997        1996
                                               --------    --------    --------    --------    --------
                                                          (in thousands, except per share data)
Income Statement Data:
Revenues:
  Oil and gas sales .......................    $ 44,437    $ 20,644    $ 16,612    $ 17,840    $ 14,657
  Oilfield services .......................       6,278       4,974       4,148       3,214       2,269
  Trading revenues ........................           0       2,318       3,956      15,999      10,001
  Interest, dividend and other ............       1,464       1,286       4,378         854         794
                                               --------    --------    --------    --------    --------
                                                 52,179      29,222      29,094      37,907      27,721
                                               --------    --------    --------    --------    --------
Expenses:
  Depreciation, depletion
   and amortization:
    Oil and gas properties ................       6,150       4,650       6,260       4,935       4,210
    Property and equipment ................       1,054         817         616         497         334
  Lease operating expense .................       2,623       2,012       2,041       1,720       1,511
  Ad valorem and production taxes .........       3,421       1,765       1,272       1,355         981
  Cost of oilfield services ...............       4,585       3,377       2,701       2,368       1,759
  Cost of trading .........................           0       2,827       3,936      15,323       9,060
  General and administrative ..............       2,916       1,712       1,143         972         912
                                               --------    --------    --------    --------    --------
                                                 20,749      17,160      17,969      27,170      18,767
                                               --------    --------    --------    --------    --------
Income before income taxes ................      31,430      12,062      11,125      10,737       8,954
Provision for income taxes ................       9,535       3,035       3,060       2,635       2,285
                                               --------    --------    --------    --------    --------

Net Income ................................    $ 21,895    $  9,027    $  8,065    $  8,102    $  6,669
                                               ========    ========    ========    ========    ========

Basic Net Income per Share ................    $   1.72    $   0.70    $   0.62    $   0.62    $   0.51
                                               ========    ========    ========    ========    ========

Diluted Net Income per Share ..............    $   1.65    $   0.69    $   0.61    $   0.61    $   0.50
                                               ========    ========    ========    ========    ========

Cash Dividends per Share ..................    $   0.00    $   0.00    $   0.00    $   0.00    $   0.07
                                               ========    ========    ========    ========    ========

Balance Sheet Data (at end of period):
Total assets ..............................    $104,900    $ 72,665    $ 66,866    $ 57,921    $ 48,006
Net property and equipment ................      70,597      44,467      55,607      43,181      32,325
Long-term debt ............................           0           0         120         240           0
Stockholders' equity ......................      80,298      58,908      51,308      43,214      35,273
Working capital ...........................      25,718      21,408       5,467       7,952       7,863

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This Item 7 contains "forward-looking statements" and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices and estimates of future net cash flows attributable to proved reserves and other such matters. The words "anticipates," "believes," "expects," "intends" or "estimates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 19.

         The following discussion is intended to assist in understanding the Company's financial position and results of operations for each year in the three year period ended December 31, 2000. The Consolidated Financial Statements and notes thereto should be referred to in conjunction with this discussion.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities totaled $36,376,000 for the year ended December 31, 2000, compared to $12,006,000 for the year ended December 31, 1999 and $16,789,000 for the year ended December 31, 1998. Net working capital at December 31, 2000 was $25,718,000 as compared to $21,408,000 at December 31, 1999. Current assets were $34,046,000 at December 31, 2000 compared to $27,941,000 at December 31, 1999. Current liabilities were $8,328,000 at December 31, 2000 compared to $6,533,000 at December 31, 1999. The Company had gross proceeds from the sales of oil and gas properties and other equipment and sales of securities of $27,871,000 in 1999. On January 21, 1999, Prima closed on the sale of all of its interest in the Bonny Field acreage, wells, and gathering system for $26 million ($20 million net of income taxes).

         The Company has external borrowing capacity of $8,000,000 through an unsecured line of credit with a commercial bank, all of which is available to be drawn.

         The Company invested $31,952,000 in additions to oil and gas properties during the year ended December 31, 2000, compared to $18,617,000 during the year ended December 31, 1999 and $18,147,000 during the year ended December 31, 1998. During 2000, $29,332,000 was paid for the Company's share of development well costs and recompletions, $642,000 for exploratory costs, $1,741,000 for acquisitions of unproved properties and $237,000 for purchases of proved properties. Other uses of funds in 2000 included $1,613,000 for purchases of oilfield service equipment, facilities and office equipment, $1,935,000 for treasury stock purchases and $249,000 for purchases of marketable securities.

         The standardized measure of discounted future net cash flows of the Company's proved oil and natural gas reserves increased to $371,121,000 at December 31, 2000 as compared to $75,466,000 at December 31, 1999 and $51,426,000 at December 31, 1998. Estimated future net cash flows from proved oil and natural gas reserves increased to $975,940,000 at December 31, 2000 compared to $190,008,000 at December 31, 1999 and $115,801,000 at December 31,
1998. Oil reserve volumes at December 31, 2000 increased 14% and natural gas reserve volumes increased 24% compared to December 31, 1999. On an Mcf equivalent basis, 2000 reserves increased 23% to 176,546,000 Mcfe. The weighted average natural gas price received at December 31, 2000 on Company production was $7.51 per Mcf, an increase of $5.61 per Mcf compared to December 31, 1999. The year end weighted average oil price was $26.48 per barrel, an increase of $1.80 per barrel compared to December 31, 1999.

         The present value of estimated future net cash flows before future income tax expense ("PV10") was $576 million at December 31, 2000, using the above referenced year end prices for oil and natural gas. The PV10 was also calculated using an alternate price case based upon five-year forward prices averaging $3.78 per Mcf of natural gas and $22.21 per barrel of oil. The resulting PV10 using these prices was $263 million at December 31, 2000 for the Company's proved reserves.

         At December 31, 2000, the Company estimated that capital expenditures of $61,828,000 would be required to develop the Company's proved undeveloped and proved developed non-producing reserves over the next several years. Approximately $437,984,000, net of future development costs, of the estimated future net cash flows of the Company's proved oil and gas reserves at December 31, 2000 were proved undeveloped reserves.

         The Board of Directors of Prima approved two separate three for two stock splits of the Company's common stock during 2000. The first was to shareholders of record on February 10, 2000, distributed February 24, 2000. The number of shares of common stock outstanding increased from 5,645,586 to 8,468,112 on February 24, 2000. The second was to shareholders of record on November 27, 2000, distributed December 11, 2000. The number of shares of common stock outstanding increased from 8,522,812 to 12,783,373 on December 11, 2000. All share and per share amounts included in this Form 10-K have been restated to show the retroactive effects of the stock splits.

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

NEW ACCOUNTING PRONOUNCEMENTS

         During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (gains and losses) depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 resulted in the recognition of a current asset of $1,241,000, a current liability of $549,000, and net-of-tax cumulative effect adjustments reducing other comprehensive income by $129,000 and increasing net income by $611,000.

RESULTS OF OPERATIONS

2000 VS 1999

         For the year ended December 31, 2000, the Company earned net income of $21,895,000, or $1.65 per diluted share, on revenues of $52,179,000, compared to net income of $9,027,000, or $0.69 per diluted share, on revenues of $29,222,000 for the year ended December 31, 1999. Expenses were $20,749,000 for 2000 compared to $17,160,000 for 1999. Revenues increased $22,957,000 or 79%, expenses increased $3,589,000 or 21% and net income increased $12,868,000 or 143% in 2000.

         Oil and gas sales for the year ended December 31, 2000 were $44,437,000 compared to $20,644,000 for the year ended December 31, 1999, an increase of $23,793,000 or 115%. This increase was due to both significantly higher product prices and increased production. The Company's net natural gas production was
8.7 Bcf for 2000 compared to 7.2 Bcf in 1999, an increase of 1.5 Bcf or 21%. Net oil production was 440,000 barrels in 2000 compared to 322,000 barrels for 1999, an increase of 118,000 barrels or 37%. On an Mcfe basis, the Company's production for 2000 increased 2.2 Bcfe or 25%. The average price received per Mcf of natural gas sold was $3.63 for the year ended December 31, 2000 compared to $2.10 per Mcf for the year ended December 31, 1999, an increase of $1.53 per Mcf or 73%. The average price received per barrel of oil sold was $29.29 for 2000 compared to $17.42 for 1999, an increase of $11.87 per barrel or 68%. During the year ended December 31, 2000, the Company hedged approximately 5% of its oil production and 1% of its natural gas production. The purpose of these hedges is to provide market price protection in the volatile environment of oil and natural gas spot pricing. Hedging gains of $42,000 were included in oil and gas revenues for the year, which increased the average price received per barrel of oil by $0.09 and had no material effect on the price realized for natural gas. During the year ended December 31, 1999, the Company hedged approximately 25% of its oil production and 15% of its natural gas production. Hedging losses of $180,000 were included in oil and gas revenues for the year, which decreased the average price received per barrel of oil by $0.17 and per Mcf of natural gas by $0.02.

         Oil and gas depletion charges are affected by capitalized costs, estimated future development costs, production levels and changes in reserve estimates. The Company's depletion of oil and gas properties was $6,150,000 or $0.54 per Mcfe on 11,325,000 equivalent Mcf produced in 2000, compared to $4,650,000 or $0.51 per Mcfe on 9,093,000 equivalent Mcf produced in 1999. The higher depletion rate for 2000 reflects higher drilling and operating costs experienced during the fourth quarter of 2000. Depreciation of other fixed assets was $1,054,000 and $817,000 for 2000 and 1999, respectively, and is attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $237,000, or 29%, due primarily to acquisitions of oilfield service equipment in 1999 and 2000.

         Lease operating expenses ("LOE") were $2,623,000 for the year ended December 31, 2000 compared to $2,012,000 for the year ended December 31, 1999. Ad valorem and production taxes were $3,421,000 and $1,765,000 for the same periods. Production taxes increase with higher production volumes and increased product prices. Total lifting costs (LOE plus ad valorem and production taxes) were 14% of oil and gas revenues and $0.53 per Mcfe for 2000 compared to 18% and $0.42 for 1999.

         Oilfield service revenues of $6,278,000 and $4,974,000 for the years ended December 31, 2000 and 1999, respectively, represent the revenues from third parties earned by Action Oilfield Services, Inc. and Action Energy Services, wholly owned subsidiaries. These revenues include well servicing fees from drilling, completion and swab rigs, trucking, water hauling, rental equipment and other related activities. Revenues increased $1,304,000, or 26% for 2000. Cost of oilfield services were $4,585,000 in 2000 compared to $3,377,000 for 1999, an increase of $1,208,000 or 36%. Utilization levels in the Wattenberg Area, where Action Oilfield Services is active, continue to be strong. Action Energy Services was formed in March 1999 to provide services in the Powder River Basin area of Wyoming. For the years ended December 31, 2000 and 1999, 37% and 26%, respectively, of the gross fees billed by the service companies were for Company owned wells. The Company's share of fees paid to its service companies on owned wells and the costs associated with providing the services are eliminated in consolidation.

         Trading revenues and cost of trading represented the marketing of third party gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. The Company had no buy-for-resale contracts in place during the year ended December 31, 2000.

         General and administrative expense ("G&A"), net of third party reimbursements, totaled $2,916,000 for the year ended December 31, 2000 compared to $1,712,000 for the year ended December 31, 1999, an increase of $1,204,000 or 70%. In prior periods, the Company had presented management and operator fees as revenue. These fees were earned pursuant to the Company's role as operator for approximately 372 oil and gas wells located primarily in the Wattenberg Area of Weld County, Colorado. The Company is paid operating fees by the other working interest owners in the properties. Fees fluctuate with the number of wells operated, the percentage working interest in a property owned by third parties, and the amount of drilling activity during the period. In 2000, these fees were reclassified and presented as reductions in G&A for all periods presented. Management and operator fees were $426,000 and $619,000 during 2000 and 1999, respectively. The Company's G&A expense has otherwise increased due to expansion of the Company's area of operations. The Company capitalized geological and geophysical costs of $180,000 during each of 2000 and 1999. Additionally, the Company capitalized G&A costs of $1,200,000 and $780,000 in 2000 and 1999, respectively, related primarily to its expansion in the Powder River Basin.

         The provision for income taxes was $9,535,000 for the year ended December 31, 2000 compared to $3,035,000 for the year ended December 31, 1999. The effective tax rate was 30.3% in 2000 compared to 25.2% in 1999. The Company's effective tax rates are less than statutory rates due to permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits. The Company's effective tax rate increased primarily because income before income taxes increased $19,368,000 or 161% for 2000, while the permanent differences did not increase proportionately.

1999 VS 1998

         For the year ended December 31, 1999, the Company earned net income of $9,027,000, or $0.69 per diluted share, on revenues of $29,222,000, compared to net income of $8,065,000, or $0.61 per diluted share, on revenues of $29,094,000 for the year ended December 31, 1999. Expenses were $17,160,000 for 1999 compared to $17,969,000 for 1998. Revenues increased $128,000 or less than 1%, expenses decreased $809,000 or 5% and net income increased $962,000 or 12% in 1999. During 1998, the Company received proceeds of $3,850,000 from the early termination of a gas sales contract, which increased earnings by $2,500,000 and earnings per diluted share by $0.19. Exclusive of this transaction, net income for 1998 would have been $5,565,000 and earnings per diluted share would have been $0.42.

         Oil and gas sales for the year ended December 31, 1999 were $20,644,000 compared to $16,612,000 for the year ended December 31, 1998, an increase of $4,032,000 or 24%. This increase was due to higher product prices and increased production. The Company's net natural gas production was 7.2 Bcf for 1999 compared to 6.5 Bcf in 1998, an increase of 0.7 Bcf or 11%. The Company sold all of its interests in the wells at the Bonny Field effective January 1, 1999. Natural gas production increases net of Bonny were 16%. Net oil production was 322,000 barrels in 1999 compared to 286,000 barrels for 1998, an increase of 36,000 barrels or 13%. On an Mcfe basis, the Company's production for 1999 increased 900,000 Mcfe or 11%. The average price received per Mcf of natural gas sold was $2.10 for the year ended December 31, 1999 compared to $2.00 per Mcf for the year ended December 31, 1998, an increase of $.10 per Mcf or 5%. Approximately 5% of the natural gas production for the year ended December 31, 1998, was attributable to production sold under a fixed contract price of $5.90 per MMBtu. The average price for the Company's natural gas production exclusive of the fixed price contract gas was $1.81 per Mcf for the year ended December 31, 1998. The average price received per barrel of oil sold was $17.42 for 1999 compared to $12.71 for 1998, an increase of $4.71 per barrel or 37%. During the year ended December 31, 1999, the Company hedged approximately 25% of its oil production and 15% of its natural gas production. Hedging losses of $180,000 are included in oil and gas revenues for the year, which decreased the average price received per barrel of oil by $0.17 and per Mcf of natural gas by $0.02. During the year ended December 31, 1998, the Company hedged approximately 44% of its natural gas production. Hedging losses of $112,000 decreased the average price received per Mcf of natural gas by $0.02. No oil was hedged during this period.

         The Company's depletion of oil and gas properties was $4,650,000 or $0.51 per Mcfe on 9,093,000 equivalent Mcf produced in 1999, compared to $6,260,000 or $0.76 per Mcfe on 8,193,000 equivalent Mcfe produced in 1998. The lower depletion rate for 1999 reflects crediting capitalized costs of oil and gas properties with the proceeds from the Bonny sale. The reserves from the wells at the Bonny Field represented 6% of Prima's year end 1998 reserves. Depreciation of other fixed assets was $817,000 and $616,000 for 1999 and 1998, respectively, and is attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $201,000, or 33%, due primarily to acquisitions of oilfield service equipment in 1999.

         Lease operating expenses ("LOE") were $2,012,000 for the year ended December 31, 1999 compared to $2,041,000 for the year ended December 31, 1998. Ad valorem and production taxes were $1,765,000 and $1,272,000 for the same periods. Production taxes increase with higher production volumes and increased product prices. Total lifting costs (LOE plus ad valorem and production taxes) were 18% of oil and gas revenues and $0.42 per BOE for 1999 compared to 20% and $0.40 for 1998.

         Oilfield service revenues were $4,974,000 and $4,148,000 for the years ended December 31, 1999 and 1998, respectively, an increase of $826,000, or 20%. Cost of oilfield services were $3,377,000 for the year ended December 31, 1999 compared to $2,701,000 for the year ended December 31, 1998, an increase of $676,000 or 25%. For the years ended December 31, 1999 and 1998, 26% and 21%, respectively, of the gross fees billed by the service companies were for Company owned wells.

         Trading revenues were $2,318,000 for 1999 compared to $3,956,000 for 1998, a decrease of $1,638,000 or 41%. The Company marketed 1,311,000 MMBtus of third party gas in 1999 compared to 1,823,000 MMBtus in 1998, a decrease of 512,000 MMBtus or 28%. Costs of trading were $2,827,000 for 1999 compared to $3,936,000 for 1998, a decrease of $1,109,000 or 28%.

         G&A, net of third party reimbursements, totaled $1,712,000 for the year ended December 31, 1999 compared to $1,143,000 for the year ended December 31, 1998, an increase of $569,000 or 50%. Third party management and operator fees for the years ended December 31, 1999 and 1998 were $619,000 and $1,044,000, respectively, a decrease of $425,000 or 41%. The Company's G&A expense has increased due to expansion of the Company's area of operations. The Company capitalized geological and geophysical costs of $180,000 during each of 1999 and 1998. Additionally, the Company capitalized G&A costs of $780,000 and $380,000 in 1999 and 1998, respectively, related primarily to its expansion in the Powder River Basin.

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

         Notes 1 and 6 to the financial statements provide further disclosure with respect to derivatives and related accounting policies.

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

         The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts and price swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. For the period January 1, 2001 through February 28, 2001, the Company settled derivative positions at a net gain of $515,000. This will be reflected in the first quarter 2001 financial statements as an adjustment to natural gas prices realized during the period. As of February 28, 2001, the Company had the following open derivative positions in place:

                              Monthly Volume                               Unrealized
Type of Derivative           (MMBtu) or (Bbls)            Term             Gain (Loss)
------------------------     -----------------    ---------------------    ----------
Natural gas futures               300,000         April 2001                 $140,300
Natural gas basis swaps           200,000         April 2001                   10,000
Crude oil calls sold               15,000         April 2001                    6,150
Natural gas basis swaps           240,000         April - November 2001       676,800
Crude oil calls sold               10,000         May 2001                      3,700
Natural gas futures               200,000         May - September 2001        201,400

         During 2000, the Company sold 440,000 barrels of oil. A hypothetical decrease of $2.93 per barrel (10% of the average price received during the year) would decrease the Company's production revenues by $1,289,000 during 2001, assuming that oil production remains at 2000 levels. The Company sold 8.7 Bcf of natural gas in 2000. A hypothetical decrease of $.36 per Mcf (10% of the average price received during the year) would decrease the Company's production revenues by $3,132,000 for 2001, assuming that natural gas production remains at 2000 levels.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12, and 13 are omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 16, 2001 and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1)   FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 PAGE
Independent Auditors' Report ...................................................  31
Consolidated Balance Sheets at December 31, 2000 and 1999 ......................  32
Consolidated Statements of Income for the years ended
     December 31, 2000, 1999 and 1998...........................................  34
Consolidated Statements of Comprehensive Income for the years ended
     December 31, 2000, 1999 and 1998...........................................  35
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998...........................................  36
Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999 and 1998...........................................  37
Notes to Consolidated Financial Statements for the years ended
     December 31, 2000, 1999 and 1998...........................................  38

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

       EXHIBIT NO.                  DOCUMENT
          3                Certificate of Amendment of the Certificate of
                           Incorporation of Prima Energy Corporation
                           (incorporated by reference as Exhibit 3.1 to Form
                           10-Q filed November 13, 2000)


         10                Agreement of Lease between Denver-Stellar Associates
                           LP, Landlord and Prima Energy Corporation, Tenant, effective December 1, 2000

         21                Subsidiaries of the Registrant

         23                Consent of Deloitte & Touche LLP

         (b)   REPORTS ON FORM 8-K

         During the quarter ended and subsequent to December 31, 2000, the Company filed the following reports on Form 8-K:

o Report dated October 24, 2000, updating the Company's activities in the Denver and Powder River Basins.

o Report dated November 7, 2000, reporting the declaration of a three for two stock split of the Company's common stock. Record date for the stock split was November 27, 2000 and the distribution date was December 11, 2000.

o Report dated January 31, 2001, disclosing its preliminary capital expenditures budget for 2001.

o Report dated February 15, 2001, reporting year end 2000 oil and natural gas reserves and year 2000 production data.

                          INDEPENDENT AUDITORS' REPORT


Prima Energy Corporation:

         We have audited the accompanying consolidated balance sheets of Prima Energy Corporation ("Company") and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

March 9, 2001
Denver, Colorado

                            PRIMA ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                 2000              1999
                                                            -------------     -------------
CURRENT ASSETS
Cash and cash equivalents ..............................    $  20,382,000     $  18,883,000
Available for sale securities, at market ...............        2,311,000         1,949,000
Receivables (net of allowance for doubtful
   accounts: 2000, $44,000; 1999, $45,000) .............        8,902,000         5,284,000
Tubular goods inventory ................................        1,409,000           837,000
Other current assets ...................................        1,042,000           988,000
                                                            -------------     -------------

      Total current assets .............................       34,046,000        27,941,000
                                                            -------------     -------------

OIL AND GAS PROPERTIES, at cost, accounted
   for using the full cost method ......................      109,652,000        77,700,000
Less accumulated depreciation,
   depletion and amortization ..........................      (43,935,000)      (37,785,000)
                                                            -------------     -------------

      Oil and gas properties - net .....................       65,717,000        39,915,000
                                                            -------------     -------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment .............................        7,664,000         6,814,000
Furniture and equipment ................................          729,000           659,000
Field office, shop and land ............................          473,000           481,000
                                                            -------------     -------------
                                                                8,866,000         7,954,000
Less accumulated depreciation ..........................       (3,986,000)       (3,402,000)
                                                            -------------     -------------

      Property and equipment - net .....................        4,880,000         4,552,000
                                                            -------------     -------------

OTHER ASSETS ...........................................          257,000           257,000
                                                            -------------     -------------

                                                            $ 104,900,000     $  72,665,000
                                                            =============     =============


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 2000              1999
                                                            -------------     -------------

CURRENT LIABILITIES
Accounts payable .......................................    $   3,207,000     $   2,085,000
Amounts payable to oil and gas property owners .........        2,501,000         1,499,000
Ad valorem and production taxes payable ................        1,857,000         1,210,000
Income taxes payable ...................................                0         1,051,000
Accrued and other liabilities ..........................          763,000           384,000
Current portion of note payable ........................                0           304,000
                                                            -------------     -------------

      Total current liabilities ........................        8,328,000         6,533,000

DEFERRED EXPENSE .......................................           40,000                 0
AD VALOREM TAXES, non-current ..........................        3,213,000         1,516,000
DEFERRED INCOME TAXES ..................................       13,021,000         5,708,000
                                                            -------------     -------------

      Total liabilities ................................       24,602,000        13,757,000
                                                            -------------     -------------

COMMITMENTS AND CONTINGENCIES  (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued or outstanding .........                0                 0
Common stock, $0.015 par value; 18,000,000
   shares authorized; 12,793,373 and
   13,178,896 shares issued ............................          192,000           198,000
Additional paid-in capital .............................        1,760,000         5,628,000
Retained earnings ......................................       78,472,000        56,577,000
Accumulated other comprehensive income (loss) ..........         (126,000)         (244,000)
Treasury stock, 0 and 322,305 shares at cost ...........                0        (3,251,000)
                                                            -------------     -------------

      Stockholders' equity - net .......................       80,298,000        58,908,000
                                                            -------------     -------------

                                                            $ 104,900,000     $  72,665,000
                                                            =============     =============


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                      2000           1999           1998
                                                  -----------    -----------    -----------
REVENUES
Oil and gas sales ............................    $44,437,000    $20,644,000    $16,612,000
Oilfield services ............................      6,278,000      4,974,000      4,148,000
Trading revenues .............................              0      2,318,000      3,956,000
Interest, dividend and other income ..........      1,464,000      1,286,000      4,378,000
                                                  -----------    -----------    -----------

                                                   52,179,000     29,222,000     29,094,000
                                                  -----------    -----------    -----------

EXPENSES
Depreciation, depletion and amortization:
   Depletion of oil and gas properties .......      6,150,000      4,650,000      6,260,000
   Depreciation of property and equipment ....      1,054,000        817,000        616,000
Lease operating expense ......................      2,623,000      2,012,000      2,041,000
Ad valorem and production taxes ..............      3,421,000      1,765,000      1,272,000
Cost of oilfield services ....................      4,585,000      3,377,000      2,701,000
Cost of trading ..............................              0      2,827,000      3,936,000
General and administrative ...................      2,916,000      1,712,000      1,143,000
                                                  -----------    -----------    -----------

                                                   20,749,000     17,160,000     17,969,000
                                                  -----------    -----------    -----------

INCOME BEFORE INCOME TAXES ...................     31,430,000     12,062,000     11,125,000
PROVISION FOR INCOME TAXES ...................      9,535,000      3,035,000      3,060,000
                                                  -----------    -----------    -----------

NET INCOME ...................................    $21,895,000    $ 9,027,000    $ 8,065,000
                                                  ===========    ===========    ===========

BASIC NET INCOME PER SHARE ...................    $      1.72    $      0.70    $      0.62
                                                  ===========    ===========    ===========

DILUTED NET INCOME PER SHARE .................    $      1.65    $      0.69    $      0.61
                                                  ===========    ===========    ===========


         See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                    2000             1999             1998
                                                                ------------     ------------     ------------
Net income .................................................    $ 21,895,000     $  9,027,000     $  8,065,000
                                                                ------------     ------------     ------------

Other comprehensive income:

Unrealized gain (loss) on available-for-sale securities ....         170,000         (551,000)          12,000
Deferred income tax benefit (expense) related to
 unrealized gain on available-for-sale securities ..........         (70,000)         175,000           (3,000)
Reclassification adjustment for (gains) losses
  included in net income ...................................          18,000           81,000           (2,000)
                                                                ------------     ------------     ------------

                                                                     118,000         (295,000)           7,000
                                                                ------------     ------------     ------------

COMPREHENSIVE INCOME .......................................    $ 22,013,000     $  8,732,000     $  8,072,000
                                                                ============     ============     ============


         See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                  Accumulated
                                                     Additional                      Other
                                          Common      Paid-In       Retained      Comprehensive     Treasury
                                          Stock       Capital       Earnings      Income (Loss)       Stock           Total
                                         --------   -----------    -----------    --------------   -----------     -----------
BALANCES, January 1, 1998.............   $196,000   $ 4,276,000    $39,485,000      $  44,000      $  (787,000)    $43,214,000
Net income............................                               8,065,000                                       8,065,000
Exercise of stock options.............          0        23,000                                                         23,000
Tax benefit from exercise of non-
   qualified stock options............                    9,000                                                          9,000
Other comprehensive income............                                                  7,000                            7,000
Treasury stock purchased..............                                                                 (10,000)        (10,000)
                                         --------   -----------    -----------      ---------      -----------     -----------

BALANCES, December 31, 1998...........    196,000     4,308,000     47,550,000         51,000         (797,000)     51,308,000
Net income............................                               9,027,000                                       9,027,000
Exercise of stock options.............      2,000       843,000                                                        845,000
Tax benefit from exercise of non-
   qualified stock options............                  477,000                                                        477,000
Other comprehensive income............                                               (295,000)                        (295,000)
Treasury stock purchased..............                                                              (2,454,000)     (2,454,000)
                                         --------   -----------    -----------      ---------      -----------     -----------

BALANCES, December 31, 1999...........    198,000     5,628,000     56,577,000       (244,000)      (3,251,000)     58,908,000

Net income............................                              21,895,000                                      21,895,000
Exercise of stock options.............      1,000       591,000                                                        592,000
Tax benefit from exercise of non-
   qualified stock options............                  720,000                                                        720,000
Other comprehensive income............                                                118,000                          118,000
Treasury stock purchased..............                                                              (1,935,000)     (1,935,000)
Treasury stock canceled...............     (7,000)   (5,179,000)                                     5,186,000               0
                                         --------   -----------    -----------      ---------      -----------     -----------

BALANCES, December 31, 2000...........   $192,000   $ 1,760,000    $78,472,000      $(126,000)     $         0     $80,298,000
                                         ========   ===========    ===========      =========      ===========     ============

         See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    2000             1999             1998
                                                                ------------     ------------     ------------
OPERATING ACTIVITIES
Net income .................................................    $ 21,895,000     $  9,027,000     $  8,065,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation, depletion and amortization ................       7,204,000        5,467,000        6,876,000
   Deferred income taxes ...................................       7,319,000        2,281,000        2,238,000
   Current taxes from sale of oil and gas properties .......               0       (5,704,000)               0
   Other ...................................................         745,000          551,000         (104,000)
   Changes in operating assets and liabilities:
     Receivables ...........................................      (3,618,000)        (588,000)         985,000
     Inventory .............................................        (572,000)        (225,000)         270,000
     Other current assets ..................................        (129,000)        (374,000)        (265,000)
     Accounts payable and payables to owners ...............       2,124,000          489,000       (1,375,000)
     Production taxes payable ..............................       2,344,000           86,000           81,000
     Income taxes payable ..................................      (1,051,000)       1,051,000                0
     Accrued and other liabilities .........................         115,000          (55,000)          18,000
                                                                ------------     ------------     ------------
        Net cash provided by operating activities ..........      36,376,000       12,006,000       16,789,000
                                                                ------------     ------------     ------------

INVESTING ACTIVITIES
Additions to oil and gas properties ........................     (31,952,000)     (18,617,000)     (18,147,000)
Purchases of other property ................................      (1,613,000)      (2,673,000)      (1,275,000)
Purchases of securities ....................................        (249,000)        (497,000)        (540,000)
Proceeds from sales of property ............................         223,000       27,483,000          130,000
Proceeds from sales of securities ..........................          57,000          388,000           28,000
                                                                ------------     ------------     ------------
        Net cash provided by (used in)
           investing activities ............................     (33,534,000)       6,084,000      (19,804,000)
                                                                ------------     ------------     ------------
FINANCING ACTIVITIES
Treasury stock purchased ...................................      (1,935,000)      (2,454,000)         (10,000)
Proceeds from exercise of stock options ....................         592,000          845,000           23,000
Repayment of long-term debt ................................               0         (120,000)        (120,000)
                                                                ------------     ------------     ------------
        Net cash used in financing activities ..............      (1,343,000)      (1,729,000)        (107,000)
                                                                ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents ...........       1,499,000       16,361,000       (3,122,000)
Cash and cash equivalents, beginning of year ...............      18,883,000        2,522,000        5,644,000
                                                                ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of year .....................    $ 20,382,000     $ 18,883,000     $  2,522,000
                                                                ============     ============     ============


Supplemental schedule of noncash investing and financing activities:

         The Company purchased oilfield service assets for $460,000 in March 1999. A summary of the transaction is as follows:

Fair value of assets acquired...............................                     $    460,000
Cash paid...................................................                          276,000
                                                                                 ------------
Note payable issued to seller...............................                     $    184,000
                                                                                 ============

          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Prima and its wholly owned subsidiaries, herein collectively referred to as the "Company." The Company's proportionate share of capital expenditures, production revenue and operating expenses from working interests in oil and gas properties is included in the consolidated financial statements. All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at December 31, 2000.

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

      Supplemental disclosures of cash flow information:

         Cash paid for income taxes was $2,722,000, $4,725,000 and $810,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash paid for interest in 2000, 1999 and 1998 was $15,000, $37,000 and $20,000, respectively.

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

INVENTORY

         Inventory consists of various tubular goods intended to be used in the Company's oil and gas operations and is stated at the lower of cost or market value using the specific identification method.

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

         During January 1999, Prima sold all of its interests in the Bonny Field located in Yuma County, Colorado, for approximately $26 million. Assets sold included non-operated working interests ranging from 15.5% to 33.3% in 134 producing wells, interests in 16,253 gross acres and a 15.5% interest in the gathering system for this field. The Company served as managing venturer and operator of the gathering system through December 31, 1998. At year end 1998, the Bonny Field represented approximately 6% of Prima's year end reserves. Proceeds from the sale were reflected as a reduction in the carrying value of oil and gas properties with no gain or loss recognized.

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

PROPERTY AND EQUIPMENT

         Property and equipment is recorded at cost. Renewals and betterments which substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives, 3 to 15 years, of the assets. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company has not recognized any impairment losses.

TRADING

         The Company recognizes revenues and costs on natural gas trading transactions at the point in time when gas is physically delivered and title is transferred to the purchaser. During January 1998, the Company received proceeds of $3,850,000 from the early termination of a long term natural gas supply contract. The transaction released Prima's substantial dedication of natural gas reserves and has been reflected in other income in the consolidated statement of income. There were no natural gas trading activities in 2000.

RISK MANAGEMENT

         The Company periodically uses commodity futures contracts and price and/or basis swaps to hedge the impact of natural gas and oil price fluctuations on a portion of its production and gas marketing activities. In order to qualify for hedge accounting, the item to be hedged must expose the Company to price risk (which is the sensitivity of the Company's income for one or more future periods to changes in oil and gas spot prices) and the financial contract must reduce the price exposure of the Company and be designated as a hedge. Further, since the financial contracts for the sale of oil and gas relate to anticipated transactions, the significant characteristics and expected terms of the anticipated transaction must be identified (i.e., expected date of the transaction, the commodity involved, and the expected quantity to be purchased or sold) and it must be probable that the anticipated transaction will occur. Gains and losses on hedging transactions are deferred until the physical transaction occurs for financial reporting purposes. Deferred gains and losses are evaluated in connection with the physical transaction underlying the hedge position. Gains or losses on hedging activities are recorded in the income statement as adjustments of the revenue or cost of the underlying physical transaction. Hedging activities are reported as operating activities in the statements of cash flows.

         When the Company enters into swaps or commodities transactions that do not correspond to anticipated physical transactions (anticipated physical transactions include committed gas marketing activities or production from producing wells), the transactions do not qualify for hedge accounting. In that event, the Company records the instruments at fair value and gains or losses are recorded as fair values fluctuate compared to cost.

GOVERNMENT REGULATION

         All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. As of December 31, 2000, the Company had not been fined or cited for any violations of governmental regulations which would have a material adverse effect upon the financial condition, capital expenditures, earnings or competitive position of the Company in the oil and gas industry.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective January 1, 2001 for the Company. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

         The Company adopted SFAS 133 on January 1, 2001. In connection with the adoption of SFAS 133, all derivatives within the Company were identified pursuant to SFAS 133 requirements. The Company determined that all of its oil and gas commodity swaps and futures contracts should be designated as cash flow hedges. Since the Company's swaps and futures contracts are designated as cash flow hedges, changes in the fair value of the derivatives will be recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness will be measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS 133, will be recognized immediately in current earnings.

         The Company also has basis swaps to protect against a significant decrease in prices received in the Rocky Mountains versus NYMEX settlement at Henry Hub. Changes in fair value, to the extent these basis swaps are not associated with production and a NYMEX futures contract, will be marked-to-market and recognized in earnings immediately.

         The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $1,241,000, a current liability of $549,000, and net-of-tax cumulative effect adjustments reducing other comprehensive income by $129,000 and increasing net income by $611,000.

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

         Natural gas derivative contracts were not recorded on the balance sheet at December 31, 2000. The fair value of the Company's current asset was estimated to be $1,241,000 and the fair value of its current liability was estimated to be $549,000 as a result of these contracts. The estimated fair value of the natural gas derivative contracts is determined by multiplying the difference between year end natural gas prices and the hedge contract price by the quantities under contract. At December 31, 1999, there were no outstanding hedges.

3.  AVAILABLE FOR SALE SECURITIES

         The Company's available for sale securities are comprised of marketable equity securities. For the years ended December 31, 2000 and 1999, the Company sold securities with a market value of $57,000 and $388,000 which resulted in realized losses of $18,000 and $81,000, respectively. The net unrealized gain or loss on securities at December 31, 2000 and 1999 is included in accumulated other comprehensive income, net of deferred income taxes of $(75,000) and $(145,000), respectively. The change in net unrealized gain or loss on securities for the years ended December 31, 2000 and 1999 was determined as follows:

                                                          2000            1999
                                                      -----------     -----------
Net unrealized gain (loss), beginning of year ....    $  (389,000)    $    81,000
Net unrealized gain (loss), end of year ..........       (201,000)       (389,000)
                                                      -----------     -----------
Net change in unrealized gain or loss ............    $   188,000     $  (470,000)
                                                      ===========     ===========

The components of fair value as of December 31, 2000 and 1999 are as follows:

                                                         2000             1999
                                                      -----------     -----------
Cost (including reinvested distributions) ........    $ 2,512,000     $ 2,338,000
Gross unrealized gains ...........................         43,000               0
Gross unrealized losses ..........................       (244,000)       (389,000)
                                                      -----------     -----------
Fair value .......................................    $ 2,311,000     $ 1,949,000
                                                      ===========     ===========

4.  NOTES PAYABLE AND LINE OF CREDIT

         The Company had two notes payable at December 31, 1999 totaling $304,000. Both notes were paid in full during the year ended December 31, 2000 pursuant to their terms.

         Prima maintains an $8,000,000 unsecured line of credit with a commercial bank. The line of credit, which matures on May 1, 2001, bears interest at the bank's prime rate (9.5% at December 31, 2000 and 8.5% at February 28, 2001), with interest payable monthly. At December 31, 2000 and 1999, there were no amounts outstanding under the line of credit.

5.  EARNINGS PER SHARE

         The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                             Income        Shares        Per Share
                                          (Numerator)   (Denominator)     Amount
                                          -----------    -----------    -----------
Year Ended December 31, 2000:
     Basic Net Income per Share ......    $21,895,000     12,748,917       $1.72
                                                                           =====
     Effect of Stock Options .........                       544,006
                                          -----------    -----------

     Diluted Net Income per Share ....    $21,895,000     13,292,923       $1.65
                                          ===========    ===========       =====

 Year Ended December 31, 1999:
     Basic Net Income per Share ......    $ 9,027,000     12,854,196       $0.70
                                                                           =====
     Effect of Stock Options .........                       282,647
                                          -----------    -----------

     Diluted Net Income per Share ....    $ 9,027,000     13,136,843       $0.69
                                          ===========    ===========       =====

 Year Ended December 31, 1998:
     Basic Net Income per Share ......    $ 8,065,000     12,986,647       $0.62
                                                                           =====
     Effect of Stock Options .........                       296,352
                                          -----------    -----------

     Diluted Net Income per Share ....    $ 8,065,000     13,282,999       $0.61
                                          ===========    ===========       =====


         The Board of Directors of Prima approved two separate three for two stock splits of the Company's common stock during 2000. The first was to shareholders of record on February 10, 2000, distributed February 24, 2000. The number of shares of common stock outstanding increased from 5,645,586 to 8,468,112 on February 24, 2000. The second was to shareholders of record on November 27, 2000, distributed December 11, 2000. The number of shares of common stock outstanding increased from 8,522,812 to 12,783,373 on December 11, 2000. All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock splits.

         During 2000, the Company purchased 108,150 shares of its common stock for the treasury for $1,935,000. The Board of Directors authorized the retirement of 431,199 shares of common stock held in the treasury as of December 31, 2000. These shares were returned to an authorized but unissued status. In January 2001, the Board approved a new repurchase program of up to 5% of the common stock then currently outstanding. In January 2001, the Company purchased 62,000 treasury shares for $1,625,000.

         During 2000, the shareholders of Prima approved an increase in the number of authorized shares of common stock from 12,000,000 to 18,000,000 shares.

6.  RISK MANAGEMENT

         Crude oil and natural gas futures, options and swaps are used from time to time in order to hedge the price of a portion of the Company's production and purchases for resale. This is done to mitigate the risk of fluctuating oil and natural gas prices which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. The Company hedged approximately 1%, 15% and 44% of its natural gas production in 2000, 1999 and 1998. The Company hedged approximately 5% and 25% of its oil production in 2000 and 1999. No oil was hedged in 1998. Net hedging gains and losses of $42,000, $(180,000) and $(112,000) were recognized in 2000, 1999 and 1998, respectively. The Company had open positions at December 31, 2000 as follows:

                               Volume                              Unrealized
Type of Derivative            (MMBtu)           Term               Gain (Loss)
-----------------------      ---------   ---------------------    ------------
Natural gas futures            350,000   January 2001              $(569,700)
Natural gas basis swaps        360,000   January 2001                317,000
Natural gas futures            100,000   February 2001                21,100
Natural gas basis swaps        360,000   February - March 2001       333,000
Natural gas basis swaps      1,920,000   April - November 2001       590,400

7.  INCOME TAXES

          The provision for income taxes consists of the following components:

                                              Year Ended December 31,
                                       -------------------------------------
                                          2000         1999          1998
                                       ----------   ----------    ----------
Current:
   Federal...........................  $2,114,000   $5,340,000    $  679,000
   State.............................     102,000    1,118,000       143,000
                                       ----------   ----------    ----------
                                        2,216,000    6,458,000       822,000
                                       ==========   ==========    ==========
Deferred:
   Federal...........................   6,656,000   (4,828,000)    2,440,000
   State.............................     382,000     (652,000)      321,000
                                       ----------   ----------    ----------
                                        7,038,000   (5,480,000)    2,761,000
                                       ==========   ==========    ==========

Tax credits..........................     281,000    2,057,000      (523,000)
                                       ----------   ----------    ----------
Provision for income taxes...........  $9,535,000   $3,035,000    $3,060,000
                                       ==========   ==========    ==========


         During 2000, 1999 and 1998, the Company recognized income tax deductions of $1,946,000, $1,247,000 and $23,000, respectively, from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $720,000, $477,000 and $9,000 for the income tax benefit of these deductions.

         The significant components of deferred tax assets and deferred tax liabilities included in the balance sheet are as follows:

                                                  2000          1999
                                              -----------    -----------
 Deferred Tax Assets:
     Minimum tax credit carryforwards ....    $ 1,336,000    $ 1,617,000
     State income taxes ..................        395,000        261,000
     Other ...............................        109,000        180,000
                                              -----------    -----------
     Total Deferred Tax Assets ...........      1,840,000      2,058,000
                                              -----------    -----------

Deferred Tax Liabilities:
     Intangible drilling costs ...........     13,916,000      6,780,000
     Depreciation ........................        492,000        287,000
     Other ...............................        362,000        533,000
                                              -----------    -----------
     Total Deferred Tax Liabilities ......     14,770,000      7,600,000
                                              -----------    -----------

                                              $12,930,000    $ 5,542,000
                                              ===========    ===========


         A reconciliation of income tax computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                             Year Ended December 31,
                                             ------------------------
                                             2000      1999      1998
                                             ----      ----      ----
Federal statutory income tax rate .......    34.0%     34.0%     34.0%
Percentage depletion ....................    (1.5)     (2.2)     (1.7)
Section 29 credits ......................    (3.1)     (10.5)    (7.9)
State taxes, net of federal benefits ....     1.0       2.6       2.7
Other ...................................    (0.1)      1.3       0.4
                                             ----      ----      ----

    Effective tax rate ..................    30.3%     25.2%     27.5%
                                             ====      ====      ====

         At December 31, 2000, the Company had minimum tax credit carryforwards of approximately $1,336,000, which may by carried forward indefinitely.

8.  SEGMENT INFORMATION

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

         The information below presents the operating segment data for the Company on the basis used by management in deciding how to allocate resources and in assessing performance. The following table sets forth revenues, operating earnings before income taxes, identifiable assets, depreciation, depletion and amortization expense and capital expenditures for the years ended December 31, 2000, 1999 and 1998. This information is presented on the basis used by management, which is the same basis used in the preparation of the Company's consolidated financial statements.

                                                             2000             1999             1998
                                                         ------------     ------------     ------------
Revenues
  Oil and gas .......................................    $ 44,437,000     $ 20,644,000     $ 16,612,000
  Oilfield services .................................       9,912,000        6,764,000        5,222,000
  Marketing and trading .............................               0        2,318,000        7,806,000
                                                         ------------     ------------     ------------
    Total ...........................................      54,349,000       29,726,000       29,640,000
  Corporate revenues ................................       1,464,000        1,286,000          528,000
  Intersegment sales ................................      (3,634,000)      (1,790,000)      (1,074,000)
                                                         ------------     ------------     ------------
     Per financial statements .......................    $ 52,179,000     $ 29,222,000     $ 29,094,000
                                                         ============     ============     ============

Operating Earnings
  Oil and gas .......................................    $ 32,243,000     $ 12,217,000     $  7,039,000
  Oilfield services .................................         844,000          984,000        1,007,000
  Marketing and trading .............................               0         (511,000)       3,854,000
                                                         ------------     ------------     ------------
    Total ...........................................      33,087,000       12,690,000       11,900,000
  Corporate earnings ................................      (1,657,000)        (628,000)        (775,000)
                                                         ------------     ------------     ------------
    Per financial statements ........................    $ 31,430,000     $ 12,062,000     $ 11,125,000
                                                         ============     ============     ============

Identifiable Assets
  Oil and gas .......................................    $ 65,717,000     $ 39,915,000     $ 52,946,000
  Oilfield services .................................       5,482,000        5,757,000        3,160,000
  Marketing and trading .............................               0                0          282,000
                                                         ------------     ------------     ------------
    Total ...........................................      71,199,000       45,672,000       56,388,000
  Corporate assets ..................................      33,701,000       26,993,000       10,478,000
                                                         ------------     ------------     ------------
    Per financial statements ........................    $104,900,000     $ 72,665,000     $ 66,866,000
                                                         ============     ============     ============

Depreciation, Depletion and Amortization Expense
  Oil and gas .......................................    $  6,150,000     $  4,650,000     $  6,260,000
  Oilfield services .................................         851,000          627,000          447,000
                                                         ------------     ------------     ------------
    Total ...........................................       7,001,000        5,277,000        6,707,000
  Corporate .........................................         203,000          190,000          169,000
                                                         ------------     ------------     ------------
    Per financial statements ........................    $  7,204,000     $  5,467,000     $  6,876,000
                                                         ============     ============     ============

Capital Expenditures
  Oil and gas .......................................    $ 31,952,000     $ 18,617,000     $ 18,147,000
  Oilfield services .................................       1,235,000        2,600,000          933,000
                                                         ------------     ------------     ------------
    Total ...........................................      33,187,000       21,217,000       19,080,000
  Corporate .........................................         378,000          257,000          342,000
                                                         ------------     ------------     ------------
    Per financial statements ........................    $ 33,565,000     $ 21,474,000     $ 19,422,000
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

         Identifiable assets by operating segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, cash equivalents, receivables and available for sale securities.

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

                                            2000   1999    1998
                                            ----   ----    ----
Oil and Gas:
    Duke Energy Field Services, Inc. ....    36%    28%    19%
    Ultramar Diamond Shamrock ...........    21     15     n/a
Marketing and Trading:
    Colorado Power Partnership ..........    n/a    n/a    25

9.  COMMITMENTS AND CONTINGENCIES - OFFICE LEASE

         The Company signed a new lease and relocated its office space effective December 1, 2000. The new lease is for a term of seven years, with an option to renew for an additional five years. Rental expense, net of sublease rental income in 1998, totaled $187,000, $155,000 and $126,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum annual rentals under the non-cancelable operating lease for the initial seven year term are as follows:


          Year ending December 31, 2001...................  $  130,000
          Year ending December 31, 2002...................     285,000
          Year ending December 31, 2003...................     288,000
          Year ending December 31, 2004...................     317,000
          Year ending December 31, 2005...................     317,000
          Year ending December 31, 2006...................     317,000
          Year ending December 31, 2007...................     290,000
                                                            ----------
                                                            $1,944,000
                                                            ==========

10.  BENEFIT PLANS

EMPLOYEE STOCK OPTION PLAN

         Under the Prima Energy Corporation 1993 Stock Incentive Plan, 1,350,000 shares of Prima's common stock are reserved for issuance to key employees at fair market value on the date of grant. Options granted under the plan vest at 20% per year for five years, and expire 10 years from the date of grant. At December 31, 2000, options to acquire 911,975 shares of the Company's common stock were outstanding. The exercise prices, which equaled the market price of the stock on the date of grant, range from $3.92 to $9.39 per share, with a weighted average price of $5.47 per share. The weighted average fair value of options granted during 1999 and 1998 was $5.54 and $3.71, respectively. No employee stock options were granted in 2000. As of December 31, 2000, the weighted average remaining contractual life of the options outstanding is 5 years, 2 months. A summary of options granted, exercised and outstanding during 1998, 1999 and 2000 is as follows:

                                            Number    Weighted Average
                                          of Shares   Exercise Prices
                                          ---------   ---------------
Balance at December 31, 1997 ........       798,750       $4.09
Granted during 1998 .................       389,250        7.30
Exercised or canceled ...............        (5,625)       4.15
                                          ---------
Outstanding at December 31, 1998 ....     1,182,375        5.15

Granted during 1999 .................        30,375        9.39
Exercised or canceled ...............      (208,125)       4.06
                                          ---------
Outstanding at December 31, 1999 ....     1,004,625        5.50

Exercised or canceled ...............       (92,650)       5.62
                                          ---------
Outstanding at December 31, 2000 ....       911,975        5.47
                                          =========
Exercisable at December 31, 1998 ....       684,000        4.04
Exercisable at December 31, 1999 ....       622,350        4.48
Exercisable at December 31, 2000 ....       655,925        4.71

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

         The Board of Directors adopted and the shareholders approved the Prima Energy Corporation Non-Employee Directors' Stock Option Plan effective
September 18, 1998. The plan reserves 225,000 shares of Prima's common stock for issuance to non-employee directors at fair market value on the date of grant of a stock option. Upon the effective date of the plan, or upon election as a non-employee director, 22,500 options are granted each non-employee director. On each anniversary date of the initial grant, an additional 5,625 options are granted to each non-employee director for as long as they continue to serve on the Board. Options under the plan vest at 20% per year for five years, and expire 10 years from the date of grant. At December 31, 2000, options to acquire 146,250 shares of the Company's common stock were outstanding under the plan. The exercise prices range from $6.67 to $32.33 per share. The weighted average fair value of options granted during 2000, 1999 and 1998 was $20.47, $5.54 and $3.39, respectively. As of December 31, 2000, the weighted average remaining contractual life of the options outstanding is 8 years, 7 months. A summary of options granted, exercised and outstanding during 1998, 1999 and 2000 is as follows:

                                           Number    Weighted Average
                                         of Shares   Exercise Prices
                                         ---------   ---------------
Balance at December 31, 1997 ........           0           n/a
Granted during 1998 .................      90,000        $ 6.67
                                         --------
Outstanding at December 31, 1998 ....      90,000          6.67

Granted during 1999 .................      22,500          9.83
                                         --------
Outstanding at December 31, 1999 ....     112,500          7.30

Granted during 2000 .................      61,875         24.96
Exercised during 2000 ...............      (4,500)         6.67
Forfeited during 2000 ...............     (23,625)         7.42
                                         --------
Outstanding at December 31, 2000 ....     146,250         14.77
                                         ========

Exercisable at December 31, 1998 ....           0           n/a
Exercisable at December 31, 1999 ....      18,000          6.67
Exercisable at December 31, 2000 ....      30,375          7.02

RECOGNITION OF COMPENSATION EXPENSE

          The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation costs have been recognized for the Employee Stock Option Plan or the Non-Employee Directors' Stock Option Plan. Had compensation expense been determined based on the fair value at the grant date for the options awarded in 2000, 1999 and 1998 and 1995 consistent with the provisions of SFAS 123, considering the vesting thereof, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                          2000          1999           1998
                                      -----------    ----------    ----------
Net income
       As reported ...............    $21,895,000    $9,027,000    $8,065,000
       Pro forma .................     21,585,000     8,750,000     7,999,000
Basic net income per share
       As reported ...............    $      1.72    $     0.70    $     0.62
       Pro forma .................           1.69          0.68          0.62
Diluted net income per share
       As reported ...............    $      1.65    $     0.69    $     0.61
       Pro forma .................           1.62          0.67          0.61

         The fair value of the options for disclosure purposes was estimated on the date of the grant using the Black-Scholes Model with the following assumptions:

                                             2000     1999     1998
                                             ----     ----     ----
Expected dividend yield ................       0%       0%       0%
Expected price volatility ..............      76%      37%      30%
Risk free interest rate ................     6.1%     6.8%     5.5%
Expected life of options (in years) ....       9        9        9

EMPLOYEE STOCK OWNERSHIP PLAN

         The Company has an Employee Stock Ownership Plan ("ESOP"), which is administered pursuant to a Trust Agreement. The ESOP is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, and is for the benefit of all eligible employees of the Company. Allocations to participants are made annually as of the last day of the plan's year, September 30, and are allocated among the participants in proportion to their eligible compensation for the year. Contributions are payable at a minimum rate of 5% of eligible salaries. Through September 30, 1993, the ESOP provided for contributions to be made quarterly and to be used to purchase Prima common stock on the open market. Effective October 1, 1993, the ESOP was amended to allow fully vested employees the option to direct the Trustees to diversify a portion of their investments by selling a limited percent of Prima common stock and investing the proceeds, as well as their contributions, in various investment options. The ESOP benefits all full-time employees and includes six year, 100% vesting provisions. For the years ended December 31, 2000, 1999 and 1998, the Company expensed $283,000, $224,000 and $193,000, respectively, of contributions payable to the Plan.

11.  TRANSACTIONS WITH RELATED PARTIES

         The Company is a 6% limited partner in a real estate limited partnership which currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. One of the general partners of the partnership is a company controlled by a brother of the Company's president. The Company participated on the same basis as the other limited partners. This transaction was approved by the disinterested members of the Company's Board of Directors. The carrying value of this investment at December 31, 2000 and 1999 was $257,000. During the three years ended December 31, 2000, the Company did not make any capital contributions to the partnership, nor receive any distributions therefrom.

         Certain of the Company's directors and officers have participated, either individually or through entities which they control, in oil and gas properties in which the Company has an interest. These participations, which have been on a working interest basis, have been in prospects or properties originated or acquired by the Company. In some cases, the interests sold to affiliated and non-affiliated participants were sold on a promoted basis requiring these participants to pay a disproportionate share of well costs. Each of the participations by directors and officers has been on terms no less favorable to the Company than it could have obtained from non-affiliated participants. It is expected that joint participations with the Company will continue to occur from time to time in the future. All participations by the officers and directors have and will continue to be approved by the disinterested members of the Company's Board of Directors.

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

         In June 2000, the Company acquired 26,680 net acres from a company controlled by a director of Prima for a negotiated price of $12 per net acre (a total cost to the Company of $320,000). Subsequent lease acquisitions by Prima were made at cost, including third party costs. Total cost of all leases acquired in 2000 was $376,000. All leases acquired were subject to an overriding royalty reserved by the director and other entities controlled by him, of 3% or less, depending on the net revenue interest of the leases and proportionate to the working interest acquired. The transaction was approved by the disinterested members of the Board of Directors.

12.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)

         Costs incurred in oil and gas property acquisition, exploration and development activities are as follows:

                                                            Year Ended December 31,
                                                     -----------------------------------------
                                                         2000           1999           1998
                                                     -----------    -----------    -----------
Acquisition costs:
  Unproved properties ...........................    $ 1,741,000    $ 3,347,000    $ 5,169,000
  Proved properties .............................        237,000        123,000        394,000
Exploration costs ...............................        642,000      1,731,000      1,082,000
Development costs ...............................     29,332,000     13,416,000     11,502,000
                                                     -----------    -----------    -----------
   Total ........................................    $31,952,000    $18,617,000    $18,147,000
                                                     ===========    ===========    ===========
Amortization per equivalent
  Mcf of production .............................    $      0.54    $      0.51    $      0.76
                                                     ===========    ===========    ===========

         Results of operations for oil and gas producing activities are as follows:

                                                            Year Ended December 31,
                                                     -----------------------------------------
                                                         2000           1999           1998
                                                     -----------    -----------    -----------
Revenues
  Oil and gas sales .............................    $44,437,000    $20,644,000    $16,612,000
                                                     -----------    -----------    -----------
Expenses
  Lease operating expense .......................      2,623,000      2,012,000      2,041,000
  Ad valorem and production taxes ...............      3,421,000      1,765,000      1,272,000
  Depletion of oil and gas properties ...........      6,150,000      4,650,000      6,260,000
                                                     -----------    -----------    -----------
                                                      12,194,000      8,427,000      9,573,000
                                                     -----------    -----------    -----------

Income before income taxes ......................     32,243,000     12,217,000      7,039,000
Income tax expense ..............................      9,770,000      3,079,000      1,936,000
                                                     -----------    -----------    -----------

Income from oil and gas producing activities ....    $22,473,000    $ 9,138,000    $ 5,103,000
                                                     ===========    ===========    ===========

         The reserve information presented below was prepared by independent engineers for the years ended December 31, 2000, 1999 and 1998. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may require revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced.

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

          Proved oil and gas reserves of the Company, all of which are located in the United States, are as follows:

                                                                  Year Ended December 31,
                                         -------------------------------------------------------------------------
                                                 2000                       1999                      1998
                                         ---------------------     ---------------------     ---------------------
                                            Oil         Gas          Oil          Gas           Oil         Gas
                                          (MBBLS)      (MMCF)      (MBBLS)       (MMCF)       (MBBLS)      (MMCF)
                                         --------     --------     --------     --------     --------     --------
Proved reserves:
   Beginning of year ................       3,268      124,111        2,826       71,207        3,358       63,490
   Purchases of oil and
     gas reserves in place ..........          40          684           16          318           26          492
   Revisions of previous
     estimates ......................        (259)      (5,969)         (83)      (2,600)        (938)      (5,163)
   Extensions, discoveries and
     other additions ................       1,145       44,583          862       68,160          666       18,877
   Production .......................        (440)      (8,683)        (322)      (7,163)        (286)      (6,476)
   Sales of oil and gas reserves
     in place .......................         (25)        (554)         (31)      (5,811)           0          (13)
                                         --------     --------     --------     --------     --------     --------
   End of Year ......................       3,729      154,172        3,268      124,111        2,826       71,207
                                         ========     ========     ========     ========     ========     ========

Proved developed reserves:
   Beginning of year ................       2,521       54,079        2,305       51,538        2,286       48,139

   End of year ......................       2,945       77,385        2,521       54,079        2,305       51,538

          Oil and natural gas prices in effect at each year end used in calculating reserve estimates are as follows:

                                  2000       1999       1998
                                 ------     ------     ------
Natural gas (per Mcf)........    $ 7.51     $ 1.90     $ 2.13
Oil (per barrel).............     26.48      24.68      10.31

         Standardized measures of discounted future net cash flows relating to proved oil and gas reserves are as follows:

                                                         Year Ended December 31,
                                           ----------------------------------------------------
                                                2000               1999                1998
                                           --------------     --------------     --------------
Future cash inflows ...................    $1,256,037,000     $  316,417,000     $  181,082,000
Future production costs ...............      (218,269,000)       (90,302,000)       (44,940,000)
Future development costs ..............       (61,828,000)       (36,107,000)       (20,341,000)
                                           --------------     --------------     --------------
Future net cash flows .................       975,940,000        190,008,000        115,801,000
10% discount factor ...................      (399,888,000)       (81,457,000)       (50,483,000)
Discounted future income taxes ........      (204,931,000)       (33,085,000)       (13,892,000)
                                           --------------     --------------     --------------
Standardized measure of discounted
   future net cash flows ..............    $  371,121,000     $   75,466,000     $   51,426,000
                                           ==============     ==============     ==============

         The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                                         Year Ended December 31,
                                                        -------------------------------------------------
                                                            2000              1999             1998
                                                        -------------     -------------     -------------
Beginning standardized measure .....................    $  75,466,000     $  51,426,000     $  58,149,000
Sales of oil and gas produced,
   net of production costs .........................      (38,392,000)      (16,867,000)      (13,299,000)
Net changes in prices and production costs .........      326,085,000        22,566,000       (17,963,000)
Extensions, discoveries, and improved
   recovery, less related costs ....................      169,061,000        42,530,000        16,262,000
Development costs incurred during the year .........       12,128,000         6,373,000         4,829,000
Changes in estimated future development costs ......          921,000         2,267,000         4,192,000
Revisions of previous quantity
   estimates and other .............................      (13,608,000)       (6,362,000)      (10,521,000)
Purchases of reserves in place .....................        4,439,000           469,000           464,000
Sales of reserves in place .........................         (680,000)      (12,886,000)           (1,000)
Accretion of discount ..............................        7,547,000         5,143,000         5,815,000
Net change in income taxes .........................     (171,846,000)      (19,193,000)        3,499,000
                                                        -------------     -------------     -------------
Ending standardized measure ........................    $ 371,121,000     $  75,466,000     $  51,426,000
                                                        =============     =============     =============


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2000 and 1999.

                                                              Three Months Ended
                                           --------------------------------------------------------
                                             3/31/00        6/30/00        9/30/00       12/31/00
                                           -----------    -----------    -----------    -----------
Year Ended December 31, 2000
      Revenues ........................    $10,677,000    $12,081,000    $13,264,000    $16,157,000
      Gross profit ....................      5,483,000      6,470,000      7,609,000     10,404,000
      Net income ......................      4,184,000      4,811,000      5,569,000      7,331,000
      Basic net income per share ......           0.33           0.38           0.44           0.57
      Diluted net income per share ....           0.32           0.36           0.42           0.55

                                                              Three Months Ended
                                           --------------------------------------------------------
                                             3/31/00        6/30/00        9/30/00       12/31/00
                                           -----------    -----------    -----------    -----------
Year Ended December 31, 1999
      Revenues ........................    $ 5,549,000    $ 6,697,000    $ 8,076,000    $ 8,900,000
      Gross profit ....................      1,816,000      1,949,000      2,823,000      4,188,000
      Net income ......................      1,515,000      1,776,000      2,389,000      3,347,000
      Basic net income per share ......           0.12           0.14           0.19           0.26
      Diluted net income per share ....           0.11           0.13           0.18           0.25

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prima Energy Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on the 13th day of March, 2001.

                                                PRIMA ENERGY CORPORATION

                                                By: /s/ Richard H. Lewis
                                                    --------------------------
                                                    Richard H. Lewis, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in the capacities indicated and on the dates indicated.

      SIGNATURE                            TITLE                        DATE
 /s/ Richard H. Lewis          Chairman, President, Treasurer,      March 13, 2001
 -------------------------     (Principal Executive and
 Richard H. Lewis              Financial Officer)



 /s/ Robert E. Childress       Director                             March 13, 2001
 -------------------------
 Robert E. Childress


 /s/ James R. Cummings         Director                             March 13, 2001
 -------------------------
 James R. Cummings


 /s/ Douglas J. Guion          Director                             March 13, 2001
 -------------------------
 Douglas J. Guion


 /s/ Catherine B. James        Director                             March 13, 2001
 -------------------------
 Catherine B. James


 /s/ George L. Seward          Director                             March 13, 2001
 -------------------------
 George L. Seward


 /s/ Sandra J. Irlando         Vice President of Accounting         March 13, 2001
 -------------------------     and Controller
 Sandra J. Irlando

                               INDEX TO EXHIBITS

       EXHIBIT NO.                  DOCUMENT
          3                Certificate of Amendment of the Certificate of
                           Incorporation of Prima Energy Corporation
                           (incorporated by reference as Exhibit 3.1 to Form
                           10-Q filed November 13, 2000)


         10                Agreement of Lease between Denver-Stellar Associates
                           LP, Landlord and Prima Energy Corporation, Tenant, effective December 1, 2000

         21                Subsidiaries of the Registrant

         23                Consent of Deloitte & Touche LLP