Form 10-Q
period 2001-03-31
PRIMA ENERGY CORP
filed 2001-05-15
CIK 318107

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________________

                          Commission file number 0-9408

                            PRIMA ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  84-1097578
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                  1099 18TH STREET, SUITE 400, DENVER CO    80202
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

                                 Yes [X] No [ ]

As of April 30, 2001, the Registrant had 12,731,373 shares of Common Stock, $0.015 Par Value, outstanding.

================================================================================

                            PRIMA ENERGY CORPORATION


                                      INDEX


PART I - FINANCIAL INFORMATION                                                  Page
                                                                                ----
      Item 1.   Financial Statements
         Unaudited Consolidated Balance Sheets .................................  3

         Unaudited Consolidated Statements of Income ...........................  5

         Unaudited Consolidated Statements of Comprehensive Income .............  6

         Unaudited Consolidated Statements of Cash Flows .......................  7

         Notes to Unaudited Consolidated Financial Statements ..................  8

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations .................. 11

      Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk .............................................. 14

      Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
         Private Securities Litigation Reform Act of 1995 ...................... 15


PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K ................................ 16

      Signatures ............................................................... 17

                            PRIMA ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                            MARCH 31,       DECEMBER 31,
                                                             2001               2000
                                                          -------------    -------------
                                                           (Unaudited)
CURRENT ASSETS
Cash and cash equivalents .............................   $  24,184,000    $  20,382,000
Available for sale securities, at market ..............       2,437,000        2,311,000
Receivables (net of allowance for doubtful
  accounts: 3/31/01, $45,000; 12/31/00, $44,000) ......       8,431,000        8,902,000
Derivatives, at fair value ............................       2,058,000                0
Tubular goods inventory ...............................       1,759,000        1,409,000
Other .................................................         824,000        1,042,000
                                                          -------------    -------------
      Total current assets ............................      39,693,000       34,046,000
                                                          -------------    -------------

OIL AND GAS PROPERTIES, at cost, accounted
  for using the full cost method ......................     119,712,000      109,652,000
Less accumulated depreciation,
  depletion and amortization ..........................     (45,703,000)     (43,935,000)
                                                          -------------    -------------
      Oil and gas properties - net ....................      74,009,000       65,717,000
                                                          -------------    -------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment ............................       7,849,000        7,664,000
Furniture and equipment ...............................         755,000          729,000
Field office, shop and land ...........................         473,000          473,000
                                                          -------------    -------------
                                                              9,077,000        8,866,000
Less accumulated depreciation .........................      (4,181,000)      (3,986,000)
                                                          -------------    -------------
      Property and equipment - net ....................       4,896,000        4,880,000
                                                          -------------    -------------

OTHER ASSETS ..........................................       1,257,000          257,000
                                                          -------------    -------------

                                                          $ 119,855,000    $ 104,900,000
                                                          =============    =============




     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             MARCH 31,     DECEMBER 31,
                                                               2001            2000
                                                          -------------    -------------
                                                           (Unaudited)
CURRENT LIABILITIES
Accounts payable ......................................   $   3,755,000    $   3,207,000
Amounts payable to oil and gas property owners ........       3,175,000        2,501,000
Ad valorem and production taxes payable ...............       1,817,000        1,857,000
Accrued and other liabilities .........................         786,000          803,000
Deferred tax liability ................................         463,000                0
                                                          -------------    -------------
      Total current liabilities .......................       9,996,000        8,368,000

AD VALOREM TAXES, non-current .........................       4,718,000        3,213,000
DEFERRED TAX LIABILITY ................................      16,741,000       13,021,000
                                                          -------------    -------------
      Total liabilities ...............................      31,455,000       24,602,000
                                                          -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized; no shares issued or outstanding .........               0                0
Common stock, $0.015 par value, 18,000,000 shares
  authorized; 12,793,373 shares issued ................         192,000          192,000
Additional paid-in capital ............................       1,868,000        1,760,000
Retained earnings .....................................      87,148,000       78,472,000
Accumulated other comprehensive income (loss) .........         817,000         (126,000)
Treasury stock, 62,000 and 0 shares at cost ...........      (1,625,000)               0
                                                          -------------    -------------
      Total stockholders' equity ......................      88,400,000       80,298,000
                                                          -------------    -------------

                                                          $ 119,855,000    $ 104,900,000
                                                          =============    =============

     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                2001           2000
                                                             -----------   -----------
REVENUES
Oil and gas sales ........................................   $16,357,000   $ 8,727,000
Oilfield services ........................................     1,776,000     1,659,000
Interest, dividend and other income ......................       337,000       291,000
                                                             -----------   -----------
                                                              18,470,000    10,677,000
                                                             -----------   -----------
EXPENSES
Depreciation, depletion and amortization:
    Depletion of oil and gas properties ..................     1,768,000     1,451,000
    Depreciation of property and equipment ...............       282,000       266,000
Lease operating expense ..................................       799,000       636,000
Ad valorem and production taxes ..........................     1,424,000       731,000
Cost of oilfield services ................................     1,134,000     1,280,000
General and administrative ...............................     1,088,000       539,000
                                                             -----------   -----------
                                                               6,495,000     4,903,000
                                                             -----------   -----------

Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle ...............    11,975,000     5,774,000
Provision for Income Taxes ...............................     3,910,000     1,590,000
                                                             -----------   -----------
Net Income Before Cumulative Effect of
  Change in Accounting Principle .........................     8,065,000     4,184,000
Cumulative Effect of Change in Accounting Principle ......       611,000             0
                                                             -----------   -----------

NET INCOME ...............................................   $ 8,676,000   $ 4,184,000
                                                             ===========   ===========

Basic Net Income per Share Before Cumulative
  Effect of Change in Accounting Principle ...............   $      0.63   $      0.33
Cumulative Effect of Change in Accounting Principle ......          0.05          0.00
                                                             -----------   -----------

BASIC NET INCOME PER SHARE ...............................   $      0.68   $      0.33
                                                             ===========   ===========

Diluted Net Income per Share Before Cumulative Effect
  Of Change in Accounting Principle ......................   $      0.60   $      0.32
Cumulative Effect of Change in Accounting Principle ......          0.05          0.00
                                                             -----------   -----------

DILUTED NET INCOME PER SHARE .............................   $      0.65   $      0.32
                                                             ===========   ===========

Weighted Average Common Shares
  Outstanding ............................................    12,757,551    12,744,319
                                                             ===========   ===========
Weighted Average Common Shares
  Outstanding Assuming Dilution ..........................    13,322,748    13,210,295
                                                             ===========   ===========



     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          --------------------------
                                                              2001           2000
                                                          -----------    -----------
Net income ............................................   $ 8,676,000    $ 4,184,000
                                                          -----------    -----------
Other comprehensive income:

Unrealized gain (loss) on derivative activities .......     1,820,000              0
Deferred income tax expense related to unrealized
 gain on derivative activities ........................      (517,000)             0
Reclassification adjustment for gains included in
  oil and gas sales ...................................      (422,000)             0

Unrealized gain on available-for-sale securities ......        98,000         25,000
Deferred income tax expense related to unrealized
 gain on available-for-sale securities ................       (36,000)        (9,000)
                                                          -----------    -----------

                                                              943,000         16,000
                                                          -----------    -----------

COMPREHENSIVE INCOME ..................................   $ 9,619,000    $ 4,200,000
                                                          ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ----------------------------
                                                                          2001              2000
                                                                       ------------    ------------
OPERATING ACTIVITIES
Net income .........................................................   $  8,676,000    $  4,184,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion and amortization .......................      2,050,000       1,717,000
    Deferred income taxes ..........................................      3,656,000       1,155,000
    Unrealized gains from trading activities .......................       (660,000)              0
    Other ..........................................................        (19,000)        (10,000)
    Changes in operating assets and liabilities:
      Receivables ..................................................        471,000        (587,000)
      Inventory ....................................................       (350,000)         79,000
      Other current assets .........................................        127,000         130,000
      Accounts payable and payables to owners ......................      1,222,000        (316,000)
      Production taxes payable .....................................      1,465,000         828,000
      Accrued and other liabilities ................................        (16,000)        360,000
                                                                       ------------    ------------
         Net cash provided by operating activities .................     16,622,000       7,540,000
                                                                       ------------    ------------

INVESTING ACTIVITIES
Additions to oil and gas properties ................................    (11,060,000)     (7,792,000)
Purchases of other property ........................................       (390,000)       (467,000)
Purchases of available for sale securities .........................        (28,000)        (28,000)
Proceeds from sales of oil & gas and other property ................        111,000          29,000
                                                                       ------------    ------------
         Net cash used in investing activities .....................    (11,367,000)     (8,258,000)
                                                                       ------------    ------------

FINANCING ACTIVITIES
Net proceeds from short swing profit transaction ...................        172,000               0
Treasury stock purchased ...........................................     (1,625,000)     (1,778,000)
                                                                       ------------    ------------
         Net cash used in financing activities .....................     (1,453,000)     (1,778,000)
                                                                       ------------    ------------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .............................................      3,802,000      (2,496,000)
CASH AND CASH EQUIVALENTS, beginning of period .....................     20,382,000      18,883,000
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ...........................   $ 24,184,000    $ 16,387,000
                                                                       ============    ============

Supplemental schedule of noncash investing and financing activities:

Other assets acquired in exchange for undeveloped
  oil and gas properties ...........................................   $  1,000,000
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

         The financial information contained herein is unaudited but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The consolidated financial statements should be read in conjunction with the Notes to Consolidated Financial Statements which are included in the Annual Report on Form 10-K of Prima Energy Corporation for the year ended December 31, 2000.

         The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 2001 and 2000.


2.  BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Prima Energy Corporation and its subsidiaries, herein collectively referred to as "Prima" or the "Company." All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at March 31, 2001.


3.  DERIVATIVE ACTIVITIES

         The Company's marketing and trading activities consist of marketing the Company's own production and marketing the production of others from wells operated by the Company. Crude oil and natural gas futures, options and swaps and basis swaps are used from time to time in order to hedge the price of a portion of the Company's production and to lock in the basis from NYMEX to the Rocky Mountains. This is done to mitigate the risk of fluctuating oil and natural gas prices and fluctuating basis differential, which can adversely affect operating results. These transactions have been entered into with major financial institutions, thereby minimizing credit risk. Approximately 36% of the Company's natural gas production was hedged during the quarter ended March 31, 2001, with hedging gains of $422,000 included in oil and gas revenues at the time the hedged volumes were sold. The Company did not hedge any of its oil in the first quarter of 2001, and did not hedge any of its natural gas or oil production in the first quarter of 2000. At March 31, 2001, the Company had open derivative positions as follows:


                                 Monthly Volume
                                   (MMBtu) or                            Unrealized
Type of Derivative                  (Barrels)       Term                    Gains
-------------------------        --------------   --------------------   -----------
Natural gas futures                  300,000      April 2001             $   88,200
Natural gas basis swaps              440,000      April 2001                225,200
Natural gas futures                  200,000      May - September 2001      449,200
Natural gas basis swaps              240,000      May - November 2001     1,289,400
Crude oil calls                       10,000      May 2001                    6,000

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, was adopted January 1, 2001 by the Company. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

         In connection with the adoption of SFAS 133, all derivatives within the Company were identified pursuant to SFAS 133 requirements. To the extent derivatives met the requirements of cash flow hedges, changes in the fair value of the derivatives were recognized in other comprehensive income until such time as the hedged item was or will be recognized in earnings. Hedge effectiveness is measured based on the relative changes in the fair value between the derivative contract and the hedged item over time. Any changes in fair value resulting from ineffectiveness, as defined by SFAS 133, will be recognized immediately in current earnings. To the extent derivatives are fair value hedges, changes in fair value were marked-to-market and recognized in earnings immediately.

         The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $1,241,000, a current liability of $549,000, and net-of-tax cumulative effect adjustments reducing other comprehensive income by $129,000 and increasing net income by $611,000. The $611,000 is reflected as the cumulative effect of a change in accounting principle in the March 31, 2001 financial statements. As of March 31, 2001, the Company recorded a current asset of $2,058,000, a net of tax increase in other comprehensive income of $881,000, and hedging gains of $422,000 which are included in oil and gas revenues for the period.


4.  EARNINGS PER SHARE

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

         The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.



                                                   Income        Shares      Per Share
                                                (Numerator)  (Denominator)    Amount
                                                -----------  -------------   ---------
Quarter Ended March 31, 2001:
     Basic Net Income per Share ..............   $8,676,000   12,757,551     $   0.68
                                                                             ========
     Effect of Stock Options .................                   565,197
                                                 ----------   ----------
     Diluted Net Income per Share ............   $8,676,000   13,322,748     $   0.65
                                                 ==========   ==========     ========

Quarter Ended March 31, 2000:
     Basic Net Income per Share ..............   $4,184,000   12,744,319     $   0.33
                                                                             ========
     Effect of Stock Options .................                   465,976
                                                 ----------   ----------
     Diluted Net Income per Share ............   $4,184,000   13,210,295     $   0.32
                                                 ==========   ==========     ========

         During the quarter ended March 31, 2001, the Company repurchased 62,000 shares for $1,625,000 as treasury stock pursuant to a stock repurchase program whereby the Board of Directors has authorized the repurchase of up to 5% of the Company's common stock, depending upon market conditions, the Company's financial condition, anticipated capital requirements and liquidity, among other factors. At March 31, 2001, the Company had repurchased approximately 10% of the repurchase amount approved by the Board, or .5% of the issued shares.

                            PRIMA ENERGY CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         The Company's principal internal sources of liquidity are cash flows generated from operations and existing cash and cash equivalents. Net cash provided by operating activities for the three months ended March 31, 2001 was $16,622,000 compared to $7,540,000 for the same three month period of 2000. Net working capital at March 31, 2001 was $29,697,000 compared to $25,678,000 at December 31, 2000.

         The Company invested $11,060,000 in additions to oil and gas properties during the quarter ended March 31, 2001, compared to $7,792,000 for the 2000 quarter. The Company expended $10,502,000 during the 2001 quarter for its proportionate share of the costs of drilling, completing and refracturing wells and $558,000 for undeveloped acreage. These expenditures compare to $7,457,000 for well costs and $335,000 for undeveloped acreage in the 2000 quarter. The Company also expended $1,625,000 for the purchase of 62,000 shares of treasury stock and $390,000 for other property and equipment during the first quarter of 2001.

         During the first quarter of 2001, the Company participated in the drilling of 10 gross ( 9.96 net) wells and the refracturing of 25 gross (22.8 net) wells in the Wattenberg Field area of the Denver Basin. All of these wells have been successfully completed and placed on production. Current plans are to drill an additional 15 to 20 new wells and to refrac or recomplete approximately 40 additional wells in this area during the remainder of 2001. To date in the second quarter, two gross and net wells have been drilled, with one on production and one waiting on pipeline hook-up. Ten refracs (9.45 net) have been completed to date in the second quarter.

         Prima drilled 35 gross (34.0 net) Powder River Basin Coalbed Methane ("CBM") wells during the first quarter of 2001, and an additional 15 gross (14.9 net) CBM wells to date in the second quarter. A total of 220 CBM wells have been drilled since inception of the Company's program. The Company anticipates drilling 175 to 200 CBM wells in 2001.

         All of Prima's CBM production to date has been from the Company's Stones Throw project area, where there are currently 99 wells hooked-up. By the end of the second quarter, Prima expects to have approximately 108 wells hooked-up and capable of production at Stones Throw. The Company recently hooked-up the first seven wells at its Kingsbury project area, and expects to hook-up 20 additional wells there by the end of May. Prima continues to expect that a total of approximately 140 Powder River Basin CBM wells will be hooked-up and capable of production by mid-third quarter, with that total reaching 200 by year end 2001.

         During the first quarter of 2001, Prima formed two federal units, Echeta and Wild Turkey, on its acreage in the Powder River Basin CBM play. The Company expects to drill a minimum of nine unit obligation wells during the third quarter of 2001 on each of these federal units.

         During the first quarter of 2001, Prima participated with a 15% working interest in the initial test well in the Jim Hill Draw Prospect located in Converse County, Wyoming. This Muddy sandstone test was unsuccessful and has been plugged and abandoned.

         Prima has acquired or controls approximately 77,000 gross, 73,000 net acres on the Wasatch Plateau in central Utah. Approximately 34,000 net acres were added during the 2001 first quarter. The Company's leasehold position is located approximately 12-15 miles northwest of Price, Utah. The lease block has several potential targets, including the Blackhawk coals, Emery coals and Ferron sandstones and coals. The Company is currently finalizing plans to test its lease position later this year. Timing is dependent on rig availability and government permits and regulations.

         The Company regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry which could expand or enhance its existing business. The Company expects its operations, including acquisition, drilling, completion and recompletion well costs, will be financed by funds provided by operations, working capital, various cost-sharing arrangements, or from other financing alternatives.

Results of Operations

         For the quarter ended March 31, 2001, the Company earned net income of $8,676,000, or $0.65 per diluted share, on revenues of $18,470,000, compared to net income of $4,184,000, or $0.32 per diluted share on revenues of $10,677,000 for the comparable quarter of 2000. The results for 2001 include $611,000 (net of income taxes), or $0.05 per diluted share, cumulative effect adjustment resulting from the adoption of FAS 133 on January 1, 2001. Expenses were $6,495,000 for the 2001 quarter compared to $4,903,000 for the 2000 quarter. Revenues increased $7,793,000, or 73%, expenses increased $1,592,000, or 32% and net income increased $4,492,000, or 107%.

         Oil and gas sales for the quarter ended March 31, 2001 were $16,357,000 compared to $8,727,000 for the same period of 2000, an increase of $7,630,000 or 87%. The increase is primarily attributable to significantly higher natural gas prices. The Company's net natural gas production was 2,099,000 Mcf and 2,165,000 Mcf for the first quarters of 2001 and 2000, respectively, a decrease of 66,000 Mcf or 3%. The Company's net oil production was 111,000 barrels compared to 112,000 barrels for the same periods, a decrease of 1,000 barrels or 1%. Net production on an equivalent basis decreased 2% (converted on the basis of one barrel of oil being the equivalent of six Mcf of natural gas).

         The average price received for natural gas production was $6.29 per Mcf for the 2001 quarter compared to $2.62 per Mcf for the 2000 quarter, an increase of $3.67 per Mcf or 140%. The average price received for oil in 2001 was $28.51 per barrel compared to $27.29 per barrel for the same period of 2000, an increase of $1.22 per barrel or 4%. During the first quarter of 2001, the Company hedged approximately 36% of its natural gas production. Hedging gains of $422,000 are included in oil and gas revenues for this period, which increased the average price received per Mcf of natural gas by $0.20. No oil production was hedged during the first quarter of 2001 and no natural gas or oil production was hedged during the first quarter of 2000.

         The Company's depletion of oil and gas properties was $1,768,000 or $0.64 per Mcfe on 2,765,000 equivalent Mcf produced during the first quarter of 2001, compared to $1,451,000 or $0.51 per Mcfe on 2,839,000 equivalent Mcf produced during the first quarter of 2000. Depletion increased $317,000, or 22%. The higher depletion rate for 2001 is comparable to the rate in the fourth quarter of 2000, which reflected higher drilling and operating costs incurred since October 1, 2000. Depreciation of other fixed assets was $282,000 and $266,000 for the quarters ended March 31, 2001 and 2000, respectively, and is attributable to depreciation of service equipment, furniture and equipment and buildings. Depreciation expense on these assets increased $16,000, or 6%.

         Lease operating expenses ("LOE") were $799,000 for the quarter ended March 31, 2001 compared to $636,000 for the quarter ended March 31, 2000. Ad valorem and production taxes were $1,424,000 and $731,000 for the same periods. Production taxes increased with higher product prices. Total lifting costs (LOE plus ad valorem and production taxes) were 14% of oil and gas revenues and $0.80 per Mcfe for the 2001 quarter compared to 16% and $0.48 per Mcfe for 2000.

         Oilfield services represent the revenues earned by Action Oilfield Services, Inc. (Colorado) and Action Energy Services (Wyoming), wholly owned subsidiaries. These revenues include well servicing fees from drilling, completion and swab rigs, trucking, water hauling, rental equipment, and other related activities. Revenues from third parties were $1,776,000 for the quarter ended March 31, 2001 compared to $1,659,000 for the comparable quarter of 2000, an increase of $117,000, or 7%. For the quarter ended March 31, 2001, 39% of the fees billed by the service companies were for Company owned wells compared to 31% for the quarter ended March 31, 2000. The Company's share of fees paid to its service companies and the costs associated with providing the services are eliminated in the consolidated financial statements. Costs of oilfield services were $1,134,000 for the quarter ended March 31, 2001 compared to $1,280,000 for the same quarter of 2000, a decrease of $146,000 or 11%.

         General and administrative expenses ("G&A"), net of third party reimbursements, were $1,088,000 for the quarter ended March 31, 2001 compared to $539,000 for the quarter ended March 31, 2000, an increase of $549,000 or 102%. The Company's G&A has increased due to expansion of the Company's activities and operations and the related increase in personnel costs.

         The provision for income taxes, including the tax effect of change in accounting principle, was $4,175,000 for the three months ended March 31, 2001 compared to $1,590,000 for the three months ended March 31, 2000, an increase of $2,585,000 or 163%. The effective income tax rate was 32.5% for the 2001 quarter compared to 27.5% for the 2000 quarter. The Company's effective tax rates are less than statutory rates due to permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits. The Company's effective tax rate increased primarily because income before income taxes, including income from the change in accounting principle, increased $7,077,000 or 123% for 2001, while the permanent differences did not increase proportionately.

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


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks relate to changes in the prices received from sales of oil and natural gas. The Company's primary risk management strategy is to partially mitigate the risk of adverse changes in its cash flows caused by deceases in oil and natural gas prices or increases in the basis differential from NYMEX to the Rocky Mountains by entering into derivative commodity instruments, including commodity futures contracts, price swaps and basis swaps. By hedging only a portion of its market risk exposures, the Company is able to participate in the increased earnings and cash flows associated with increases in oil and natural gas prices; however, it is exposed to risk on the unhedged portion of its oil and natural gas production.

         The Company has derivative positions which are designed to hedge the Company's oil and natural gas prices from downward price movements and basis swaps to protect the Company from increases in the basis differential. Pursuant to SFAS 133, the Company's derivatives either qualify as cash flow hedges or fair value hedges, and are accounted for accordingly.

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

         The Company periodically hedges a portion of the price risk associated with the sale of its oil and natural gas production through the use of derivative commodity instruments, which consist of commodity futures contracts, price swaps and basis swaps. These instruments reduce the Company's exposure to decreases in oil and natural gas prices and/or increases in basis differential on the hedged portion of its production by enabling it to effectively receive a fixed price on its oil and natural gas sales. For the period April 1, 2001 through May 8, 2001, the Company settled derivative positions at a net gain of $615,000. These gains will be reflected in the second quarter 2001 financial statements as an adjustment to natural gas prices realized during the period. As of May 8, 2001, the Company had the following open derivative positions in place:

                                              Monthly
                                              Volume
                                             (MMBtu) or                                   Unrealized
Type of Derivative                           (Barrels)           Term                         Gains
---------------------------------------      -----------        --------------------     --------------
Natural gas futures                           50,000            June 2001                    $ 56,500
Natural gas basis swaps                       60,000            June - September 2001           9,000
Natural gas futures                          200,000            June - September 2001         931,600
Natural gas basis swaps                      240,000            June - November 2001          730,800
Crude oil futures and calls sold              10,000            July 2001                      10,300
Crude oil futures and calls sold              10,000            August 2001                     7,800

         During the first quarter of 2001, the Company sold 111,000 barrels of oil. A hypothetical decrease of $2.85 per barrel (10% of average first quarter prices) would have decreased the Company's production revenues by $316,000 for that period. The Company sold 2,099,000 Mcf of natural gas during the first quarter of 2001. A hypothetical decrease of $0.63 per Mcf (10% of average first quarter prices) would have decreased the Company's production revenues by $1,322,000 for that period.

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

and uncertainties about oil and natural gas reserve estimates. For a more complete explanation of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, beginning on page 19.


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         No exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

         (b)   Reports on Form 8-K

         The Company filed a Report on Form 8-K dated January 31, 2001, reporting its preliminary capital expenditures budget for 2001 of $45 million and updating its operating activities in the Denver and Powder River Basins. The Company filed a Report on Form 8-K dated February 15, 2001, reporting year end 2000 oil and natural gas reserve information and year 2000 production data. The Company filed a Report on Form 8-K dated May 10, 2001, reporting its first quarter 2001 earnings and providing an operations update

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PRIMA ENERGY CORPORATION
                                               (Registrant)



Date      May 15, 2001                  By /s/ Richard H. Lewis
      ------------------                  ------------------------------------

                                        Richard H. Lewis,
                                        President and
                                        Principal Financial Officer