Form 10-K
period 2001-12-31
PRIMA ENERGY CORP
filed 2002-03-29
CIK 318107

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                          COMMISSION FILE NUMBER 0-9408

                            PRIMA ENERGY CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                      84-1097578
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the 8,965,191 shares of Common Stock held by non-affiliates of the Registrant as of March 15, 2002 was $225,519,380 (based upon the mean of the closing bid and asked prices on the Nasdaq System).

As of March 15, 2002, Registrant had outstanding 12,728,672 shares of Common Stock, $0.015 Par Value, its only class of voting stock.

                       DOCUMENT INCORPORATED BY REFERENCE
Parts of the following document are incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders.


================================================================================

                                TABLE OF CONTENTS

     Item                                                                 Page
     ----                                                                 ----
                                     PART I
 1. and 2. BUSINESS and PROPERTIES ......................................    3

 3.        LEGAL PROCEEDINGS ............................................   18

 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   18

                                PART II

 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS .......................................   22

 6.        SELECTED FINANCIAL DATA ......................................   23

 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS .......................   24

 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...   32

 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................   33

 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE .......................   33

                               PART III

 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........   34

 11.       EXECUTIVE COMPENSATION .......................................   34

 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT ................................................   34

 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   34

                                PART IV

 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K ..................................................   34

                                     PART I

ITEMS 1 and 2.    BUSINESS and PROPERTIES

         The "Company" or "Prima" is used in this report to refer to Prima Energy Corporation and its consolidated subsidiaries. Items 1 and 2 contain "forward-looking statements" that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to the drilling and completion of wells, well operations, utilization rates of oilfield service equipment, gathering and compression of wells, reserve estimates (including estimates for future net revenues associated with such reserves and the present value of such future net reserves), business strategies, and other plans and objectives of Prima management for future operations and activities and other such matters. The words "believes," "plans," "intends," "strategy," "budgeted," "expected" or "anticipates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

GENERAL - THE COMPANY

         Prima was incorporated in April 1980 for the purpose of engaging in the exploration for, and the acquisition, development and production of crude oil and natural gas, and for other related business activities. In October 1980, the Company became publicly owned with a $3.6 million common stock offering. In subsequent years, the Company's activities were expanded through its wholly owned subsidiaries to include oil and gas property operations, oilfield services, and natural gas gathering, marketing and trading. However, a substantial majority of Prima's consolidated assets and revenue continue to be related to its oil and gas production operations.

         The Company organizes its principal activities in operating segments that consist of the acquisition, exploration, development and operation of oil and gas properties, and providing oilfield services for wells which it operates and for unaffiliated third parties. During 2000, the Company initiated gas gathering and compression operations, but these activities were not material to Prima's operations at December 31, 2001. Prima's oil and gas exploration, development and production activities are conducted by Prima Oil & Gas Company, a wholly owned subsidiary. Wholly owned subsidiaries of Prima Oil & Gas Company conduct the following activities: oilfield services by Action Oil Field Services, Inc. and Action Energy Services; natural gas gathering and compression by Arete Gathering Company, LLC; and natural gas marketing and trading by Prima Natural Gas Marketing, Inc. For a more detailed discussion of the Company's business segments, including revenues earned from third parties, operating earnings and total assets, see "Segment Information" in the Notes to Consolidated Financial Statements.

         Prima's activities are principally conducted in the Rocky Mountain region of the United States. The Company owns or controls leasehold interests in over 595,000 gross, 393,000 net acres, predominately in the Denver Basin of Colorado, the Powder River, Wind River, Big Horn and Green River basins of Wyoming and the Wasatch Plateau and Overthrust Belt of Utah. For a discussion of these areas, see "Properties with Production, Development, Exploitation and Lower-Risk Exploration Activities" and "Other Exploratory Prospects and Acreage" below.

         Prima has identified more than 1,400 potential exploitation and development opportunities on its acreage as of the end of 2001, including drilling, recompletion and refracturing projects. Of these, 491 were assigned proved oil and gas reserves at year-end 2001. Most of the identified non-proved opportunities represent potential drilling locations on the Company's acreage in the Powder River Basin coalbed methane ("CBM") play, where the Company's internal and independent engineers have assigned estimated probable reserves. These numbers reflect only those projects that might be economically viable using unescalated year-end oil and gas prices, and have been adjusted to exclude identified opportunities associated with certain CBM assets that were sold in March 2002 (see "Subsequent Event" in the Notes to Consolidated Financial Statements). Prima plans to continue to identify, develop and exploit opportunities in its principal business operations over the next few years, including the multi-year set of opportunities that the Company has identified on its acreage holdings in the Powder River Basin CBM play.

         At December 31, 2001, the Company reported the following:

o        $135,444,000 of assets.

o        $28,122,000 of net working capital.

o Estimated net proved reserves of 135.6 Bcfe, with a pre-tax present value using a 10% discount factor ("PV10") of $92 million, based on constant year-end average prices of $1.94 per Mcf of natural gas and $19.71 per barrel of oil. An alternate price case using average prices of $2.33 per Mcf and $21.53 per barrel, based upon five-year forward prices at the end of 2001, resulted in estimated net proved reserves of
         156.1 Bcfe with PV10 of $122 million.

o 563,000 gross, 367,000 net, undeveloped acres and 32,300 gross, 26,500 net, developed acres.

o Operations of 695 productive wells, representing approximately 93% of the productive wells in which Prima owns a working interest.

         For the year ended December 31, 2001, the Company reported the following:

o        Net income of $23,768,000.

o        Cash provided by operating activities of $43,008,000.

o Average daily net production of 25,416 Mcf of natural gas and 1,181 barrels of crude oil (32,501 Mcfe).

o Average price realizations of $3.60 per Mcf of natural gas and $25.88 per barrel of crude oil.

STRATEGY

OBJECTIVE. The Company seeks to create shareholder value by identifying, evaluating and seizing opportunities where it can acquire, develop, operate and market future reserves at superior margins on a risk-adjusted present value basis. It is a goal of the Company to be one of the lowest cost producers with the highest cash flow margins for reinvestment in the industry. Prima also seeks to create value through oil and gas service operations that complement the Company's exploration and production activities.

ACREAGE. Prima attempts to acquire leasehold acreage at reasonable costs with attractive terms in prospective areas. The Company can potentially benefit from the activities of other operators in these areas as well as from its own activities.

OPERATIONS. It is generally the Company's objective to operate the oil and gas properties in which it has significant economic interests. Prima believes that, as operator, it is in a better position to control costs, safety, timeliness and quality of work, and other factors affecting the profitability of a property.

EXPLOITATION. The Company intends to continue its exploitation efforts in all of the operating areas. In the Denver Basin, we plan to continue well refracturing, restimulation and development drilling, to the extent warranted by ongoing results and economic success. Prima has been drilling wells in the Denver Basin for 20 years, and refracturing wells in the area for over seven years. We also plan to continue exploitation activity in the Powder River Basin, for both conventional and coal seam reservoirs, and in the Wind River Basin, depending upon the merit of each activity and subject to regulatory considerations. These activities are generally low to moderate-risk endeavors that meet our economic criteria.

EXPLORATION. The Company typically allocates 5% to 20% of its capital expenditures budget for exploration activities. These activities may include leasehold acquisition, geologic and geophysical evaluation, and either drilling our own internally-generated prospects or participating in other operators' prospects. The objective of our exploration activities is to expose a portion of our capital to higher-risk projects where, we believe, the potential warrants the higher risk. As compared to individual exploitation activities, exploration projects could have a more significant impact on the value of the Company but the likelihood of success is lower.

GATHERING, MARKETING AND TRADING. The Company, to the extent possible and warranted, markets its own natural gas and crude oil. Prima believes it can better monitor its product pricing, and service and market conditions by actively marketing and selling its products. The Company may own assets downstream of the wellhead, including but not limited to gathering and compression facilities. This is done, where warranted, in an effort to improve overall project economics and enable Prima to capture more of the value chain from wellhead to burner tip. Prima may also gather, compress and market third-party gas.

WELL DRILLING AND SERVICING. Prima believes that it can better control the timing, quality and cost of work performed on its wells by owning and operating various well servicing equipment. The Company also intends for this activity to constitute a separate profit center for work performed for third parties. We have been involved in various aspects of the well servicing business for 14 years in the Denver Basin and started an oilfield drilling and service company in the Powder River Basin in 1999.

MERGER, ACQUISITION AND DIVESTITURE. In its ordinary course of business, the Company regularly reviews merger, acquisition and divestiture opportunities related to the oil and gas industry that could enhance its business.

OIL AND GAS PRODUCTION OPERATIONS

PROPERTIES WITH PRODUCTION, DEVELOPMENT, EXPLOITATION AND LOWER-RISK EXPLORATION ACTIVITIES

  DENVER BASIN

LOCATION, OPERATIONS AND ACREAGE. Prima's activities in the Denver Basin are conducted primarily in the Wattenberg Area, which encompasses more than 1,000 square miles, between 20 and 55 miles northeast of Denver, Colorado. Prima also owns leasehold interests and conducts operations on 4,480 acres near Denver International Airport ("DIA"), where it has drilled and completed ten wells. Prima operated 395 wells in the Denver Basin (including those near DIA) as of December 31, 2001. Our leasehold position in the Denver Basin at the end of 2001 was 18,400 gross, 15,500 net, developed acres, with an additional 14,000 gross, 13,000 net, undeveloped acres.

FORMATIONS AND PRODUCTION. The Company's drilling and production activities have been centered in a portion of the Wattenberg Area where the primary productive reservoirs are found in the Codell and Niobrara sands. The Codell and Niobrara sands blanket large areas of the field at depths of approximately 7,000 to 7,300 feet and have moderate porosity and low permeability. These formations require fracture stimulation to establish economic production. Recoverable reserves from any individual wellbore are controlled by reservoir quality, thickness and fracture stimulation techniques. Our Denver Basin wells produce both natural gas and crude oil. Prima's natural gas production in this area averages approximately 1,240 Btu per Mcf and generally sells at a slight premium to Rocky Mountain spot price due to the high Btu content. Natural gas liquids (propane, butane, ethane, isobutane, pentane) are processed out of the well stream and sold separately by third-party gatherer/purchasers but their value is reflected in our wellhead price for natural gas. Our crude oil in this area is sweet and generally commands a premium to Eastern Colorado and West Texas Intermediate postings. During 2001, Denver Basin properties accounted for approximately 72% of the Company's total Mcfe produced and 78% of the Company's total oil and gas revenues excluding hedging gains, with natural gas averaging 16,658 Mcf per day and crude oil averaging 1,134 barrels per day net to Prima's interests.

RESERVES AND DEVELOPMENT COSTS. The Denver Basin represented 47% of Prima's year-end proved oil and gas reserves on an Mcfe basis. Codell/Niobrara wells drilled and completed in this area typically cost approximately $275,000 and target approximately 250,000 to 300,000 Mcfe of gross recoverable reserves per well. At year-end 2001, the Company controlled approximately 200 potential drillsites in the Denver Basin, with 35 of these attributed proved undeveloped reserves. The Company's strategy has been to selectively drill wells utilizing advanced drilling and completion techniques, and utilize improved marketing and cost controls to enhance economic returns and establish proved reserves on additional acreage. There is no assurance that these locations will ultimately be drilled or that, if drilled, such wells will prove to be commercially productive.

CODELL/NIOBRARA REFRACTURING. Advancements in refrac stimulation technology (applying a new fracture treatment to a producing formation in an older well) have enabled Prima to add deliverability and reserves from the Codell and Niobrara formations. The Company targets older wells with declining deliverability for restimulation, and gives priority to those that qualify for
Section 29 tax credits of approximately $0.65 per Mcf on production through the year 2002. Refracs completed by Prima in 2001 resulted in initial incremental production rates averaging 110 Mcf of natural gas and 9 barrels of oil per day. The refracs cost an average of approximately $110,000 and target approximately 125,000 Mcfe of incremental recoverable reserves.

2001 ACTIVITY. During 2001, the Company participated in the drilling of 19 gross (18.8 net) wells and the refracturing or recompleting of 63 gross (58.4 net) wells in the Denver Basin. All of these operations have been successfully completed and all of the wells have been placed on or returned to production. New wells and recompletion operations in the Denver Basin are characterized by flush production at relatively high rates for a few months, after which lower production levels are established at relatively shallow decline rates. The Company generally accelerates these operations when oil and gas prices are high and defers them when prices are low, to enhance the impact on investment returns from the flush production. Because of oil and gas price declines, and high line-pressure attributable to limited processing capacity in the area, Prima elected to postpone certain drilling and recompletion operations that had been scheduled for the third and fourth quarters of 2001. Following a recent recovery in gas prices and the completion of an expansion of a third-party owned gas processing plant, the Company has resumed recompletion operations, but is still deferring new wells until costs decline or prices increase further.

FUTURE ACTIVITY. The Company intends to continue its development and exploitation activities in the Denver Basin. We are currently budgeting for capital investments in the Denver Basin aggregating between $5 million and $8 million in 2002. Planned activities include approximately six new Codell/Niobrara wells in the Wattenberg Area, 36 Codell/Niobrara refrac stimulations and six well recompletions. However, such plans are subject to revision based on economic conditions, performance results, activities conducted in other areas, and other factors.

  POWDER RIVER BASIN - COALBED METHANE

LOCATION, OPERATIONS, ACREAGE. The coalbed methane play in the Powder River Basin is prospective over a vast geographic area encompassing approximately three million acres in northeastern Wyoming. The Company has been active in this CBM play since 1999, and its operations have included drilling, producing, oilfield services, and gathering and compression. According to the Wyoming Oil & Gas Commission, over 12,000 CBM wells have been drilled to date, and approximately 8,100 wells were producing approximately 817 MMcf of natural gas per day as of December 2001. The Wyoming Oil & Gas Commission also indicated that more than 60 drilling rigs were being utilized in the area in February 2002, making this the most active play in the United States. Prima has assembled a significant leasehold position within the play, with parcels stretching from the southernmost part of the play to its known limits on the northern end. This leasehold position is generally close to gathering and transportation infrastructure and, in several instances, is relatively close to areas of known production. At December 31, 2001, Prima held 10,200 gross, 9,900 net, developed acres, with an additional 141,000 gross, 130,000 net, undeveloped acres in this play. This acreage is comprised of approximately 81% federal, 9% state, and 10% fee (private) leases. The federal leases have an initial ten-year term, state leases have a five-year term, and the terms of fee leases vary from a few months to several years. The Company organized its Powder River Basin CBM acreage into 28 defined project areas for the convenience of operations management. On March 5, 2002, Prima closed the sale of a portion of its CBM acreage, representing approximately 4,000 gross and net developed acres, and 40,000 gross, 35,000 net, undeveloped acres. The acreage sold represented most of six project areas located in the northern portion of the play and included the Company's partially-developed Stones Throw project -- see "Subsequent Event" in the Notes to Consolidated Financial Statements. Prima retained its acreage elsewhere in the Powder River Basin CBM play where our assessment is that deeper, thicker undeveloped coals hold the potential for better economic returns than obtainable on the acreage sold.

FORMATION AND PRODUCTION. The primary target coals are located in the Fort Union formation at depths ranging from 200 to 2,000 feet. It is common to encounter multiple coal zones varying in thickness from a few feet to over 175 feet between these depths. The methane in coal beds is absorbed, or attached, within the coal layers and is held in place by water within the coals. When water is produced from the coal seam, the pressure is reduced, allowing the gas to desorb from the coal. Operators in the area have experienced de-watering times that range from a few days to over one year, and the de-watering time is influenced by well density, coal depth, permeability, well location and other factors. Individual well production rates have ranged from a few Mcf to over 1,000 Mcf per day, and have averaged approximately 125 Mcf per day within the play to date. To produce gas in this CBM play, wells must generally be hooked-up to a low-pressure gathering system and compression, commonly referred to as "screw compression", which holds wellhead pressures to approximately five pounds per square inch gauged ("psig"). The gas must then move through a gathering system where, at its terminus, gas needs to be boosted up to about 1,400 psig to enter a high-pressure header system line. This high-pressure boost is commonly referred to as "reciprocating compression". CBM gas from this area is generally somewhat less than 1,000 Btu per Mcf and may require carbon dioxide extraction to meet interstate pipeline gas quality specifications. Prima established its first significant Powder River Basin CBM production in 2001 from the Stones Throw and Kingsbury properties, with production rates generally increasing throughout the year. Combined, during 2001 these properties accounted for approximately 12% of the Company's Mcfe produced and 5% of its total oil and gas revenues excluding hedging gains, with net gas production averaging 3,980 Mcf per day for the full year and 6,995 Mcf per day in the final quarter of the year.

RESERVES AND DEVELOPMENT COSTS. Powder River Basin CBM properties accounted for 46% of Prima's year-end proved oil and gas reserves on an Mcfe basis. CBM wells generally cost from $75,000 to $125,000 to drill, equip and complete through the sales meter, depending on location and depth, exclusive of gathering and compression costs. A typical well will establish gross recoverable reserves of 200,000 to 500,000 Mcf. At year-end 2001, the Company's reserve report for the CBM area included 116 proved developed producing wells, 81 wells classified as proved developed non-producing and 230 locations assigned proved undeveloped reserves. Based on engineering estimates prepared as of December 31, 2001, and excluding assets sold on March 5, 2002, the Company believes it has a potential inventory of over 1,600 drill sites in this play, subject to economic viability which will vary with regional gas prices and other factors. The Company cautions that well reserves and production capabilities may vary considerably depending on location, thickness and depths of coals, number of coals present, permeability, gas content, desorption, completion and production methods and other factors, and will vary from one group of wells to another throughout the basin. There is no assurance that these potential wells will be drilled or that those drilled will ultimately develop economic reserves.

PERMITS - DRILLING, WATER DISCHARGE AND AIR QUALITY. Drilling permits for this CBM play are issued by the Wyoming Oil & Gas Commission for wells located on state and private lands. The Bureau of Land Management ("BLM") also issues drilling permits on federal leaseholds following completion of an environmental impact statement. The first environmental impact statement for the CBM play was completed in 1999 and provided for the drilling of approximately 5,900 wells. These permits have all been issued, and there has essentially been a moratorium on issuing drilling permits for federal leaseholds pending issuance of a second environmental impact statement ("EIS"), unless the location qualifies under an Environmental Assessment that provides for the issuance of approximately 2,500 special drainage permits on federal leaseholds pending completion of the EIS. The EIS, which is expected to provide for the drilling of approximately 50,000 CBM wells in the area, inclusive of wells drilled to date, is currently underway with a record of decision expected in the latter part of 2002. The Company anticipates much greater accessibility to its federal acreage after this EIS is issued. A significant delay in the issuance of additional drilling permits on federal acreage would significantly impact the Company's development plans for the area. Water produced from CBM wells is generally potable (drinking water quality) and can be discharged on the surface. Water discharge permits are issued by the Wyoming Department of Environmental Quality ("DEQ"). Issuance of water discharge permits slowed during the past year in order to address the sodium absorption ratio and mineral content of water discharged in the basin and its potential impact on agriculture. This issue is most acute for producers in the northwestern portion of the play and Prima's operations are focused primarily on the eastern side of the basin. An alternative to surface discharge is water re-injection back into the ground, or "water recharge wells" which could be used in the play, but add to expense. Air discharge permits, which are required to operate natural gas fired compressors, are also issued by the DEQ, and take approximately four months to be issued. The Company has not encountered significant difficulties to date in acquiring air permits for its CBM operations.

NATURAL GAS TRANSPORTATION INFRASTRUCTURE. The transportation infrastructure in this basin is currently capable of moving approximately 1.4 Bcf (1,400,000 Mcf) per day of natural gas. High-pressure header systems, including Bighorn Gas Gathering LLC, Fort Union Gas Gathering LLC, and Thunder Creek Gas Services LLC, feed downstream into interstate pipeline capacity provided by Colorado Interstate Gas Company, Wyoming Interstate Pipeline, KM Interstate, Williston Basin Interstate Pipeline, and MIGC Inc. Downstream of these interstate pipelines, the pipeline grid is being enhanced by three current projects. Trailblazer Pipeline is expected to be on line in June 2002 with a 324,000 Mcf per day expansion that will move gas from the Cheyenne, Wyoming Hub to the mid-continent. Kern River Pipeline is expected to be on line in May 2003 with an additional 900,000 Mcf per day that will move gas from southwest Wyoming to Nevada and California markets. Front Range Pipeline, which delivers natural gas from Cheyenne, Wyoming to Denver, Colorado, is anticipated to add 440,000 Mcf per day of capacity by December 2002. Williams, Northern Border, Colorado Interstate Gas, Williston Basin Interstate and KM pipelines have also announced potential projects to move gas from the basin, but firm commitments and dates are pending. The Company estimates that at year-end 2001 about 800,000 Mcf per day of CBM gas was flowing. We caution that Prima does not own firm transportation for its own account, and may have difficulty moving gas from the basin if pipelines fill to capacity. The Company does, however, have an option with a third party that owns and controls firm header and pipeline capacity from the basin that would allow the Company, at certain junctures, to enter into a firm sales arrangement for gas production in its Kingsbury project area, which is described below.

2001 ACTIVITY. During 2001, Prima drilled 118 gross (116.5 net) CBM wells in this play. From 1999, when Prima commenced its CBM operations, through the end of 2001, the Company drilled a total of 286 gross (283.8 net) wells in the play. All but seven of the CBM wells drilled by the Company to-date have been located within six of the Company's 28 project areas. The concentration of Prima's development activities to-date within these project areas, and on the specific coals targeted so far, reflect a number of considerations other than estimated recoverable reserves and projected production rates. The Company's CBM activities have been limited to fee lands, state lands, and certain coals underlying federal lands for which drilling permits have been attainable. These activities have largely been focused on relatively shallow coals, near development activities of other operators. The higher potential coals identified on the Company's lands have not yet been developed. These deeper, thicker coal sequences are also either undeveloped or are in the early stages of development by other operators, and are expected to initially take longer to de-water than coals that have been under development and production in the region for a period of time. The following is a brief description of activities in the six project areas where most of Prima's CBM operations have been conducted to-date.

Stones Throw Area. The 9,900-acre Stones Throw project area, located approximately 30 miles north of Gillette, Wyoming, was the first chosen by the Company for CBM development. Its selection was due to Prima's control of a significant portion of fee acreage within the project area and its proximity to both an existing CBM field and related infrastructure. By the end of 2001, Prima had drilled 153 wells at Stones Throw, including 42 that were drilled during the past year. Wells drilled in this area have targeted the Canyon, Cook, or Wall coal, at depths between 500 and 850 feet. Prima installed a gathering system with leased compression facilities at Stones Throw, establishing capacity to produce up to 10 million cubic feet of gas per day. Gross production from the field reached approximately 8 MMcf of gas per day and averaged 6.3 MMcf per day net to Prima in the fourth quarter of 2001, from 106 wells that were hooked up and producing during the period. This field, the associated gathering system, and certain surrounding acreage were sold in March 2002, following the Company's decision to focus future CBM exploitation and development activities on other lands that it holds in the play where the presence of thicker, deeper coals is expected to yield superior investment returns -- see "Subsequent Event" in the Notes to Consolidated Financial Statements.

Kingsbury Area. Prima drilled seven additional wells during 2001 in the 10,300-acre Kingsbury project area, which is located 15 miles west of Gillette. The Company also completed and hooked up 26 of the 32 wells that have been drilled to date in the Kingsbury area. We elected to have the low-pressure gathering system installed by a third party that already had such facilities in place in the area, and entered into a market-price based sales agreement. All but six wells drilled by Prima to-date at Kingsbury have been completed in the Lower Anderson coal, but several developable coals are present within this project area. Aggregate gas production from the 26 wells that have been producing gas or de-watering has gradually increased as de-watering has progressed, and gross production at Kingsbury was recently averaging approximately 1,100 Mcf of gas per day.

North Shell Draw Area. The 7,400-acre North Shell Draw project area is located approximately 25 miles northwest of Gillette, Wyoming. Prima had drilled 36 wells within this project area through the end of 2001, including 22 drilled during the past year. All of the wells drilled to date have targeted the Lower Anderson coal, but several other developable coals are also present. Encouraging results were obtained from production testing seven of the North Shell Draw wells during the third quarter of 2001. This data will be used to design facilities, structure gas gathering arrangements and plan 2002 drilling activities for the area. Prima plans to install, or arrange for a third party to install, a gathering system and compression at North Shell Draw by late 2002.

Porcupine-Tuit Area. The 5,600-acre Porcupine-Tuit project area is located approximately 50 miles south of Gillette, Wyoming. The Company has drilled 23 Wyodak-coal wells, including 15 in 2001, in this project area, which exhibits favorable coal quality and thickness at relatively shallow depths. Other operators in the area have already reported encouraging performance from completions in the same coal and Prima conducted a short duration, two-well production test with positive results. The Company has arranged for third-party installation of gathering and compression facilities in 2002, and production is expected to be initiated in the third quarter of the year. Drilling in the area will also likely resume in the second half of the year, subject to obtaining drilling permits on federal lands. Prima's acreage position in the Porcupine-Tuit area was enhanced by an acquisition closed in the fourth quarter of 2001 that added approximately 1,800 gross, 800 net, undeveloped acres.

Hensley Area. The 4,800-acre Hensley project area is located approximately 20 miles northwest of Gillette, Wyoming. Prima has drilled and completed 18 wells in the project area, including 15 in 2001. Eight of these were drilled to the Lower Canyon coal, seven targeted the Wall coal, and three were drilled to the Upper Anderson coal. The Company has delayed entering into a gathering agreement with a third party pending resolution of development plans for this project area. We anticipate that after the Company negotiates such a gathering agreement, 16 of the existing wells at Hensley could be placed on-line within a few months.

Cedar Draw. During 2001 the Company drilled 17 wells on the 3,800-acre Echeta federal unit within the 6,000-acre Cedar Draw project area, located approximately 20 miles northwest of Gillette, Wyoming. Three separate coals were targeted by these wells, which have provided test data that will be used to formulate plans for further development. Cedar Draw is in close proximity to the North Shell Draw area, and the Company anticipates coordinating development of the two projects, including infrastructure installation and the scheduling of additional drilling during 2002.

FUTURE ACTIVITY. Prima recently reduced the pace of its development activities in the CBM play due to low gas prices, regulatory constraints, and delays in infrastructure development required to tie-in new wells. The Company plans to actively develop its CBM acreage as infrastructure development proceeds and regulatory constraints are addressed. The Company currently anticipates drilling between 60 and 110 CBM wells in 2002. Among the project areas with significant planned new drilling activity during the year are Porcupine-Tuit and Wild Turkey, where the primary target coal is the Big George. Our capital investments in the CBM play during 2002 are expected to total between $10 and $15 million. However, these plans are subject to change based on economic conditions, availability of required permits, activities of other operators and gas transporters, and other factors.

  POWDER RIVER BASIN - CONVENTIONAL

LOCATION, OPERATIONS, ACREAGE. Prima has been active in lease acquisition, drilling and production from conventional reservoirs in the Powder River Basin since 1994. The Company owns the deep rights (below the coals) in approximately 162,000 gross, 149,000 net, acres in the basin, and we currently operate 13 of the 17 conventional reservoir Powder River Basin wells in which we have an interest. The Company has conducted a modest amount of exploration in the area, in addition to acquiring proved properties, and discovered the Cedar Draw Field, approximately 21 miles northwest of Gillette, Wyoming, in 1997 as a field extension to Amos Draw. At the end of 2001, Prima operated six wells and had a non-operated working interest in two other wells in the Cedar Draw Field.

FORMATIONS AND PRODUCTION. At December 31, 2001, Prima's production from conventional reservoirs in the Powder River Basin was derived primarily from the Muddy formation, located at a depth of approximately 9,600 feet, and the Turner formation, found at a depth of about 10,000 feet. Both of these formations are localized in nature, have moderate porosity and permeability, and typically require fracture stimulation to establish economic production. The production stream includes natural gas, natural gas liquids, and sweet crude oil. Natural gas from these two formations averages approximately 1,280 Btu per Mcf and is sold at a slight premium to Rocky Mountain indices, or spot prices. The crude oil sells for a premium to postings for Wyoming crude oil in this area. During 2001, production from Prima's conventional Powder River Basin properties accounted for approximately 8% of the Company's Mcfe produced and 8% of the Company's total oil and gas revenues excluding hedging gains, with natural gas averaging 2,142 Mcf per day and crude oil averaging 40 barrels per day net to our interests.

RESERVES AND DEVELOPMENT COSTS. The Powder River Basin conventional play represented approximately 4% of Prima's proved oil and gas reserves at the end of 2001, on an Mcfe basis. Muddy formation wells in this area typically cost from $750,000 to $850,000 to drill and complete, and average 1.2 to 1.5 Bcfe per well. At the end of 2001, the Company carried only proved developed reserves in its reserve report for conventional reservoirs in this area, but three additional development drilling locations have been identified on Prima's lands subject to higher gas prices. The Company also has identified several conventional exploratory prospects on its acreage in the Powder River Basin.

2001 AND FUTURE ACTIVITY. No conventional development wells were drilled in the Powder River Basin in 2001. Although no development drilling activity targeting conventional reservoirs in the Powder River Basin is currently planned for 2002, the Company intends to continue its evaluation of prospects and leads in the conventional play, as further discussed under "Other Exploratory Prospects and Acreage" below.

  WIND RIVER BASIN

LOCATION, OPERATIONS AND ACREAGE. The Wind River Basin is located in central Wyoming, and Prima's production in the basin is located in the Cave Gulch area, comprising approximately three square miles. Prima has been active in the area since 1987, primarily as a non-operating working interest owner, but we also operate one producing well and have overriding royalty interests in ten wells. Prima owns working interests ranging from 4.5% to 24% in 29 gross (2.08 net wells) in the area. Our Wind River Basin acreage position is 1,100 gross, 150 net, developed acres, with 42,000 gross, 25,000 net, undeveloped acres at year-end 2001.

FORMATIONS AND PRODUCTION. The primary producing formations in the Cave Gulch area are the Fort Union at approximately 4,750 feet, the Lance from 4,900 to 8,800 feet, and the Frontier/Lakota/Muddy sands from 16,000 to 19,000 feet. The Frontier and Lakota/Muddy formations are lenticular in nature, with the Fort Union and Lance being localized reservoirs. The Lance formation has particularly thick intervals of producing reservoirs which, when completed and fractured together, have resulted in production of up to 18,000 Mcf per day from a single well. Lakota/Muddy wells in the area have produced up to 45,000 Mcf per day from a single well. The Fort Union, which appears sporadically at shallow depths, can be evaluated on the way down to the Lance or Lakota/Muddy, and has been completed and produced in approximately 18% of the locations where deeper wells have been drilled. Production from this area includes natural gas, natural gas liquids and sweet crude oil. The natural gas averages approximately 1,150 Btu per Mcf and is sold at a slight premium to Rocky Mountain indices, or spot prices. The crude oil sells for a premium to postings for Wyoming crude oil in this area. During 2001, production from Prima's Wind River properties accounted for approximately 8% of total Mcfe produced and 9% of the Company's total oil and gas revenues excluding hedging gains, with natural gas averaging 2,636 Mcf per day and crude oil averaging 7 barrels per day net to our interests.

RESERVES AND DEVELOPMENT COSTS. The Wind River Basin represented approximately 3% of Prima's proved oil and gas reserves at the end of 2001, on an Mcfe basis. Lance formation wells cost approximately $1.6 million to drill and complete, and target approximately 2 Bcfe per well. The deep Frontier/Lakota/Muddy wells cost approximately $9.5 million per well, and target 15 to 18 Bcfe per well. The year-end 2001 reserve report for this area included one proved developed non-producing opportunity.

2001 AND FUTURE ACTIVITY. Activity in the Cave Gulch area has decelerated as the field reaches its limits of known areal extent and producing horizons. No new wells were drilled in 2001, but two successful recompletion operations were conducted. Future activities, which generally would be initiated by a third-party operator, are expected to be limited. Prima anticipates modest capital expenditures in this area for new drilling or recompletions during 2002.

OTHER EXPLORATORY PROSPECTS AND ACREAGE

         Prima holds the following undeveloped acreage positions, except where noted, where recent developments have occurred or the Company either plans activities or is aware of activities planned by others that could benefit the Company. There is no assurance that any of the anticipated activities will occur or, if undertaken, that they will result in favorable outcomes.

  WYOMING

         Prima controls 425,000 gross, 264,000 net, undeveloped acres in the Powder River, Wind River, Big Horn and Green River basins in Wyoming.

Merna Prospect. Prima owns approximately 75,800 gross, 28,700 net, undeveloped acres in the Merna Prospect, located in the northern Green River Basin, Sublette County, Wyoming. The acreage is primarily prospective for natural gas development from the over-pressured Upper Cretaceous Lance Formation at a depth of approximately 13,000 feet. This prospect is located approximately 20 miles northwest of the Pinedale Anticline which is expected to produce over 2.0 Tcf of natural gas from the Upper Cretaceous Lance and Mesaverde formations. The Company entered into an agreement with a third party to support that party's effort to re-enter and complete an existing well and to drill a second well on offsetting acreage. In exchange for the information obtained from these operations, Prima agreed to allow the third party to participate in the drilling of an additional test well on, and to earn, a portion of Prima's acreage. Initial results of the project have been encouraging but not conclusive. The Company anticipates that the third party will drill at least one well and conduct additional production testing in 2002. Prima will evaluate any proposals to participate in such operations based on available technical data.

South Jonah Prospect. Prima owns approximately 5,900 gross, 3,700 net, undeveloped acres in the South Jonah Prospect, which is located in the northern Green River Basin, Sublette County, Wyoming. This prospect is located approximately ten miles from the Jonah Field, which is expected to produce over
2.5 Tcf of natural gas from the over-pressured Upper Cretaceous Lance Formation. There has been significant activity by other operators in the South Jonah area during the past two years. Five new wells have been drilled in the area to test the Lance and Mesaverde formations, and one well was re-entered to test the Lance Formation. Four of the wells were completed and are waiting on pipeline connections and two of the wells are currently being tested. Two of the wells directly offset Prima's acreage. The Company anticipates that additional drilling and production testing in the area will be conducted by other operators during 2002.

Hell's Half Acre Prospect. Prima owns approximately 17,200 gross, 5,500 net, undeveloped acres in the Hell's Half Acre Prospect, which is located in the eastern Wind River Basin, Natrona County, Wyoming. This prospect is a seismically-defined structure located approximately ten miles southeast of Cave Gulch Field. Cave Gulch Field is expected to produce between 1.0 and 1.5 Tcf of natural gas from the Tertiary Fort Union and Cretaceous Lance, Mesaverde, Frontier, and Muddy formations. During 2001, Prima participated with a 7% working interest in the Miller Ranch No. 11-9 well, which was drilled to a total depth of 12,592 feet to test the Upper Cretaceous Mesaverde Formation. Although the well encountered gas in several horizons it was determined to be non-commercial and was plugged and abandoned. This well did not evaluate the deeper potential of the prospect, which is the Company's primary objective in the area. Additional drilling is expected to evaluate the deeper potential, however, based on indications from third parties with interests in the prospect, no activity is anticipated until late 2002 or 2003.

Klondike Prospect. Prima owns approximately 102,000 gross, 26,000 net undeveloped acres in the southern Big Horn Basin, Hot Springs and Washakie counties, Wyoming. This exploration play is prospective for both oil and natural gas. A third-party operator has indicated an interest in drilling several wells on the acreage this year, but no firm plans have yet been formulated.

Powder River Basin Prospects. Prima owns deep rights on approximately 162,000 gross, 149,000 net, undeveloped acres in the Powder River Basin, Campbell and Converse counties, Wyoming. Much of this acreage was acquired for its CBM potential, but a significant portion was also acquired for deeper conventional prospects. In 1997, Prima discovered the Cedar Draw Field, which is an extension to Amos Draw Field.

Prima participated with a 15% interest in a test well on the 7,600 acre Jim Hill Draw Federal Unit in Converse County, Wyoming during 2001. The Jim Hill Draw Unit is located approximately one mile west of the Sand Dunes Field, which has produced more than 24 million barrels of oil and 56 Bcf of natural gas. The primary objective of the test well was the Cretaceous Muddy Sandstone, at approximately 12,100 feet. The well was unsuccessful and no further activity is currently planned.

Prima owns approximately 26,000 gross and net undeveloped acres in the Brooks Draw area located in Natrona County, Wyoming. The position is prospective for natural gas and oil from the highly fractured Cretaceous Niobrara, Turner and Newcastle Formations. During 2000 and 2001, third-party operators drilled several horizontal wells in this area designed to intersect fractures from a single well bore. While initial reports of results were encouraging, activity does not appear to have been sustained and ultimate economics of the play are not clearly defined at this stage of development. Prima plans to monitor activity in this area, and may participate in well(s) where our acreage is included within the spacing units of wells proposed by other operators. No such activity is anticipated for 2002.

The Company intends to continue to identify and pursue Powder River Basin conventional prospects in the future.

  UTAH

         Prima has continued to expand its acreage position on the Wasatch Plateau located in east-central Utah. At the end of 2001, the Company held 105,000 gross, 74,000 net, undeveloped acres in Utah. Net acreage holdings were increased to approximately 100,000 in early 2002 through the exercise of an option covering interests under a portion of this acreage. The four prospects defined in Utah have conventional oil and gas potential as well as CBM potential.

         The Company has a 37.5% non-operated working interest in a well drilled in 2000 in the Helper Field, located immediately north of Price, Utah. The well was placed on production in late-January 2001 and at last report was producing in excess of 400 Mcf of natural gas per day. This well is completed in Cretaceous Ferron coals between 1,850 to 1,950 feet.

East Clear Creek Prospect. Prima owns approximately 9,000 gross and net acres in the East Clear Creek Prospect, which is located approximately 15 miles west of Price, Utah. This prospect is one mile east of Clear Creek Field, which has produced 136 Bcf of natural gas from 16 wells drilled to the Cretaceous Ferron sandstone. Two miles east of Prima's prospect is Gordon Creek Field where a third party completed three Ferron sandstone wells during 2001. These new wells are currently waiting for pipeline connections. The Company's initial exploration at East Clear Creek will target the Ferron sandstone at a depth of approximately 6,000 feet on a seismically defined structure. Prima is currently working with the U.S. Forest Service to complete an Environmental Impact Statement (EIS) for this area and anticipates drilling its first well in the summer of 2003.

Coyote Flats Prospect. Prima controls approximately 76,000 gross, 71,000 net, undeveloped acres within its Coyote Flats Prospect area. The prospect is located 15 to 25 miles northwest of Price, Utah. Significant hydrocarbon production exists in the area. The Company's leasehold position is approximately 15 miles northwest of the Drunkard's Wash Field, which produces from the Cretaceous Ferron coals and sandstones and is expected to ultimately produce in excess of
1.2 Tcf of natural gas. Prima's objective at Coyote Flats is to test the hydrocarbon potential of sandstone and coal bed reservoirs in the Cretaceous Blackhawk formation, the Emery and Ferron members of the Mancos, and the Dakota formation. The primary CBM target on Prima's lease block is the Emery formation. The Emery coals are found across the majority of the lease position at depths ranging from 2,000 to 5,000 feet, with an average coal thickness of 60 to 70 feet. The lease block is also on trend with CBM production from the Cretaceous Blackhawk coals at the Castlegate Field, approximately 10 to 15 miles to the east, and Blackhawk coals are present under the Coyote Flats lease block at depths ranging from the surface to 3,000 feet. Gas shows have been reported from both the Emery and Blackhawk intervals. In addition to the CBM potential of the block, significant gas shows have been reported from the Cretaceous Ferron sandstones, Mancos shales, and Dakota sandstones. The Company anticipates drilling its first well at Coyote Flats during the second half of 2002.

Flat Canyon Prospect. Prima owns approximately 6,200 gross and net acres in the Flat Canyon Prospect located in Emery County, Utah. Prima's acreage immediately offsets the Flat Canyon Field, which was discovered in 1952. The Flat Canyon Field has produced 9.6 Bcf of natural gas and 14,000 barrels of oil from six wells completed in the Cretaceous Ferron sandstones. Prima intends to test the Cretaceous Ferron and Dakota formations at depths between 6,500 and 7,500 feet on the prospect. A secondary objective at Flat Canyon is the Cretaceous Blackhawk coals, which are 10 to 30 feet thick at depths of 1,100 to 2,500 feet. Prima is currently working with the U.S. Forest Service and the

Bureau of Land Management to permit two wells on this prospect. The Company anticipates drilling its first well at Flat Canyon during the summer of 2003.

Christmas Meadows Prospect. Prima owns or controls a 50% farmout interest in the Table Top Federal Unit that consists of approximately 23,000 acres. The Federal Unit is located in Summit County, Utah approximately 30 miles south of Evanston, Wyoming. The prospect objective is a seismically defined structural feature. The project has been delayed for several years while the U.S. Forest Service has been conducting an Environmental Impact Statement and considering a revision of the forest plan for the area. Prima and its partners intend to cause a well to be drilled on the prospect shortly after the Forest Service completes this work, but no drilling activity is expected to take place during 2002.

  CALIFORNIA

East Lost Hills Prospect. During the second quarter of 1998, the Company participated for a 6.25% interest in a deep exploratory well located in the San Joaquin Basin of central California. A dispute arose as to Prima's ownership in the prospect during the drilling of the initial test well, following a blowout and Prima's election not to participate in sidetrack operations. After evaluating its legal position and the development progress of the prospect since that time, including estimated costs incurred to date, Prima elected not to pursue legal action to enforce its ownership claim. The Company no longer asserts an interest in the East Lost Hills Prospect.

RESERVES

          The Company's net proved reserves at the end of 2001 are comprised of approximately 85% natural gas and 15% crude oil. Net proved reserves as of December 31, 2001 were estimated by the Company's engineers and audited by Netherland, Sewell and Associates, Inc., independent petroleum engineers. Prior year reserve estimates were prepared or audited in part by Netherland, Sewell and Associates, Inc and in part by Ryder Scott Company., independent petroleum engineers.

          The table below sets forth the estimated quantities of net proved reserves attributed to the Company's property interests at the end of each of the last three years, and the present value of estimated future net cash flows attributed to such reserves using prices in effect as of the respective year-end dates, held constant. The average net realizable prices used to estimate reserve quantities at the end of 2001, 2000, and 1999, respectively, were as follows:
$1.94, $7.51 and $1.90 per Mcf for natural gas; and $19.71, $26.48 and $24.68 per barrel of oil. Projected future net cash flows from production of proved reserves were discounted by ten percent per annum to derive present values and the "Standardized Measure" of discounted future net cash flows after income taxes, as specified by the Securities and Exchange Commission. The 10% discount factor is not necessarily a market rate, and present value, no matter what discount factor used, is materially affected by assumptions as to future prices and costs and the timing of future production, which may prove to be inaccurate. For further information concerning estimated proved reserves and the discounted future net cash flows related to these reserves, see unaudited "Supplementary Oil And Gas Information" in the Notes to Consolidated Financial Statements.

                                                           2001           2000           1999
                                                        -----------    -----------    -----------
Estimated proved natural gas reserves (Mcf) ........    115,222,000    154,172,000    124,111,000
Estimated proved oil reserves (barrels) ............      3,394,000      3,729,000      3,268,000
Present value of estimated future net cash
   flows, before future income tax expense .........   $ 91,905,000   $576,052,000   $108,551,000
Standardized measure of discounted
   future net cash flows ...........................   $ 66,801,000   $371,121,000   $ 75,466,000

          Proved reserve quantities at the end of 2001 and the related present value of future net cash flows before income taxes were also estimated using an alternate price case based upon five-year forward prices quoted on December 31, 2001, as adjusted for transportation and quality differentials. Using prices averaging $2.33 per Mcf of natural gas and $21.53 per barrel of oil, estimated proved reserves totaled approximately 135 Bcf of natural gas and 3.5 million barrels of oil, with associated pre-tax PV10 of $122 million.

          There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing and amounts of development expenditures. Oil and gas reserve engineering should be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available engineering and geological data and interpretation, and judgment. Results of drilling, testing and production after estimates are prepared may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced. The Company has had no major discovery or other event that is believed to have caused a significant upward or downward change in estimated proved reserves subsequent to December 31, 2001. Oil and natural gas prices have historically been volatile and are expected to continue to be so in the future. Changes in product prices affect the economic limits, and therefor recoverable reserve quantities of oil and gas wells, as well as the present value of estimated future net cash flows and the standardized measure of discounted future net cash flows.

          Since January 1, 2001, the Company has filed Department of Energy Form EIA-23, "Annual Survey of Oil and Gas Reserves," as required by operators of domestic oil and gas properties. There are differences between the reserves as reported on Form EIA-23 and reserves as reported herein. Form EIA-23 requires that operators report on total proved developed reserves for operated wells only and that the reserves be reported on a gross operated basis rather than on a net interest basis.

PRODUCTION

          The Company's net natural gas production averaged 25,416 Mcf per day for the year ended December 31, 2001 compared to 23,724 Mcf per day for the year ended December 31, 2000 and 19,625 Mcf per day during the year ended December 31, 1999. Net oil production averaged 1,181 barrels per day for the year ended December 31, 2001 compared to 1,202 barrels per day during the year ended December 31, 2000 and 882 barrels per day during the year ended December 31, 1999. The following table summarizes information with respect to the Company's producing oil and gas properties for each of these periods.

                                                      2001        2000        1999
                                                   ---------   ---------   ---------
Quantities Sold:
  Natural gas (Mcf) ............................   9,277,000   8,683,000   7,163,000
  Oil (barrels) ................................     431,000     440,000     322,000
Average Sales Price (including hedging effects):
  Natural gas (per Mcf) ........................   $    3.60   $    3.63   $    2.10
  Oil (per barrel) .............................   $   25.88   $   29.29   $   17.42
Average Production Costs per
 Equivalent Mcf(1) .............................   $    0.56   $    0.53   $    0.42

(1) Oil production has been converted to a common unit of production (Mcf of natural gas) on the basis of relative energy content (one barrel of oil to six Mcf of natural gas).

PRODUCTIVE WELLS

          The following table summarizes total gross and net productive wells for the Company at December 31, 2001.

                                                                      Productive Wells
                                                   ---------------------------------------------------------
                                                           Oil                                 Gas
                                                   ----------------------          -------------------------
                                                    Gross(1)       Net(2)           Gross(1)(3)    Net(2)(3)
                                                   ---------      --------         ------------    ---------
Operated:
   Colorado ..................................       9               8.5               386            354.4
   Wyoming ...................................       0               0.0               300            296.0
Non-operated:
   Colorado ..................................       0               0.0                18              7.9
   Utah ......................................       0               0.0                 1              0.4
   Wyoming ...................................       0               0.0                35              3.3
                                                   ---            ------           -------         --------
       Total(4) ..............................       9               8.5               740            662.0
                                                   ===            ======           =======         ========

          Additionally, Prima owns royalty interests in 52 gross wells that are not included in the above table.

---------------------------

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

(3) Includes 136 gross, 133.7 net, CBM wells in Wyoming that were shut-in awaiting hook-up at December 31, 2001

(4) Wells are classified as oil wells or gas wells according to predominate production stream. Multiple completions (26 wells) are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

          At December 31, 2001, the Company held leased acreage as set forth below:

                                                             Developed Acreage(1)                   Undeveloped Acreage(2)
                                                         -----------------------------          ------------------------------
Location                                                  Gross(3)             Net(4)            Gross(3)             Net(4)
--------                                                 ---------            --------          ---------            --------
Big Horn Basin .......................................          0                   0             102,000              26,000
Denver Basin .........................................     18,400              15,500              14,000              13,000
Green River Basin ....................................          0                   0              84,000              35,000
Powder River Basin ...................................     11,300              10,800             197,000             178,000
Uinta Basin ..........................................          0                   0             105,000              74,000
Wind River Basin .....................................      1,100                 150              42,000              25,000
Other basins .........................................      1,500                  50              19,000              16,000
                                                           ------              ------             -------             -------
Total ................................................     32,300              26,500             563,000             367,000
                                                           ======              ======             =======             =======

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

          Many of the leases summarized in the table above as undeveloped acreage will expire at the end of their respective primary terms unless production has been obtained from the acreage subject to the lease prior to that date, in which event the lease will remain in effect until the cessation of production. Prima has generally been able to obtain extensions of the primary terms of its federal leases for the period that it is unable to obtain drilling permits due to a pending EIS. The following table sets forth the expiration dates of the gross and net acres subject to leases summarized in the table of undeveloped acreage.

                                                                                Acres Expiring
                                                                        -------------------------------
                 Twelve Months Ending:                                    Gross                  Net
                                                                        ---------             ---------
                    December 31, 2002 .............................       16,000                7,000
                    December 31, 2003 .............................       20,000               12,000
                    December 31, 2004 .............................       59,000               30,000
                    December 31, 2005 .............................       92,000               61,000
                    December 31, 2006 .............................       43,000               42,000
                    December 31, 2007 and later ...................      291,000              214,000

DRILLING ACTIVITIES

          Certain information with regard to the Company's drilling activities for the years ended December 31, 2001, 2000 and 1999 is set forth below:

                                                            2001                     2000                       1999
                                                      -----------------        -----------------          -----------------
                                                      Gross       Net           Gross      Net            Gross        Net
                                                      -----      ------         -----      -----          -----       -----
Development:
  Productive .....................................     123       121.33          178       176.69           33        27.14
  Dry ............................................       0         0.00            3         2.00            1         0.75
                                                      ----       ------         ----       ------          ---        -----
                                                       123       121.33          181       178.69           34        27.89
                                                      ====       ======         ====       ======          ===        =====
Exploratory:
  Productive .....................................      14        14.00            5         4.90            9         6.19
   Dry ...........................................       2         0.25            0         0.00            0         0.00
                                                      ----       ------         ----       ------          ---        -----
                                                        16        14.25            5         4.90            9         6.19
                                                      ====       ======         ====       ======          ===        =====
Total:
   Productive ....................................     137       135.33          183       181.59           42        33.33
   Dry ...........................................       2         0.25            3         2.00            1         0.75
                                                      ----       ------         ----       ------          ---        -----
                                                       139       135.58          186       183.59           43        34.08
                                                      ====       ======         ====       ======          ===        =====

          Since December 31, 2001 and through March 15, 2002 the Company has participated in nine gross (7.5 net) refracs or recompletions in the Denver Basin, all of which have been restored to production. On March 15, 2002, the Company also owned interests in 104 gross (101.7 net) CBM productive wells in the Powder River Basin that were awaiting hook-up to gas compression and transportation facilities (excludes wells sold on March 5, 2002).

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

NATURAL GAS. The terms and conditions of our various natural gas sales contracts vary as to price, quantity, term and other conditions, but in general follow 30-day spot or day-to-day prices as posted. The Company does occasionally sell fixed price gas for terms in excess of 30 days as a hedge on its production when warranted by its assessment of market conditions and to protect from downward price movements, but had no direct customer sales for a fixed price at year-end 2001. Prima has one significant purchaser of its natural gas in the Denver Basin, Duke Energy Field Services, LLC ("Duke"), which accounted for 31% of the Company's total consolidated revenues in 2001. Duke is not affiliated with Prima, and while loss of Duke as a customer could have a material adverse effect on the Company, we believe an ample market exists to sell the natural gas to alternate customers. The Company currently has three gathering agreements, one in the Denver Basin, one in the Wind River Basin, and one in the Powder River CBM play, to get its gas from the wellhead into high-pressure header systems or interstate pipelines. Prima has not, however, contracted for downstream transportation on a firm basis. As such, we have no liability to pay reservation (demand) charges for header or pipeline capacity, but we also have no assurance that our gas will flow every day. No significant curtailments of gas production occurred in 2001. In its areas of activity, Prima has also engaged in purchasing and re-selling third-party gas. These arrangements typically provide for the purchase of natural gas at a known price or index, with a corresponding sale. The Company does from time to time have open purchase or sale commitments without corresponding contracts, which could result in a loss. Prima's Chief Executive Officer reviews such positions before they are committed to, and we monitor (mark-to-market) these positions regularly. The Company had no purchase-for-resale trading obligations at year-end 2001. In 2001, total revenues from the sale of Prima's natural gas production, including related hedging effects, were $33,392,000, or 75% of oil and gas sales and 55% of consolidated revenues.

OIL. The Company's oil production is sold under a number of contracts at prices posted in the area of activity, plus a negotiated bonus determined by quality and location. The contracts are generally month-to-month in duration. Our point of sale for crude oil is at the well, where oil is picked up and trucked by the purchaser to pipelines or refineries. During

2001, one purchaser, Valero Energy Corporation (via its acquisition of Ultramar Diamond Shamrock) accounted for approximately 16% of Prima's total consolidated revenues for the year. Prima is not affiliated with Valero, and believes that it can sell its crude to other purchasers on comparable terms should we lose Valero as a customer. In 2001, total revenues from the sale of Prima's crude oil, including related hedging effects, were $11,156,000, or 25% of oil and gas sales and 19% of consolidated revenues.

RISK MANAGEMENT. To mitigate its risk from changes in benchmark oil and gas prices, the Company from time to time uses commodity futures and energy swaps. Such transactions can also be used to protect the Company from an expanding NYMEX to CIG basis differential, which can occur when natural gas supplies exceed pipeline capacity out of the Rocky Mountain region or due to other factors, such as regional weather differences. During 2001, Prima entered into derivatives contracts covering approximately 45% of its natural gas production and 19% of its crude oil production. A portion of these contracts did not meet all of the conditions required for utilization of hedge accounting, but were nevertheless viewed by management as providing considerable revenue protection in the event of declining oil and gas prices or widening basis differentials. Approximately 24% of the Company's natural gas production and 19% of its crude oil production in 2001 were covered by derivatives contracts that qualified for hedge accounting. See "Quantitative and Qualitative Disclosures about Market Risk" below for additional disclosures, including the Company's open derivative positions as of March 15, 2002.

OILFIELD SERVICES

          Prima conducts its oilfield services business under the names of Action Oilfield Services in Colorado and Action Energy Services in Wyoming.

ACTION OILFIELD SERVICES. Action Oilfield Services ("AOS") has been active in the Denver Basin since 1986, operating out of a field office and yard near LaSalle, Colorado. AOS owns various well servicing equipment including completion rigs, a swab rig, tractor trailer rigs for water hauling, and oilfield rental equipment, such as pumps, tanks and blowout preventers. During 2001, we experienced high utilization rates for our people and equipment due to strong demand for services for well recompletions, re-works and drilling in the area. We intend to continue to grow our well servicing activities in the Denver Basin. AOS provides services for Prima as well as third-party operators in the area. During 2001, 27% of AOS's revenues were from activities performed on wells for Prima. The Company's share of fees paid to AOS on Company-owned properties and the costs associated with providing these services are eliminated in the consolidated financial statements. Third-party revenues recorded by AOS in 2001 totaled $5,683,000, or 9% of Prima's consolidated revenues.

ACTION ENERGY SERVICES. Prima formed Action Energy Services ("AES") in the first quarter of 1999, to conduct well drilling and servicing activities in the Powder River Basin. AES leases an office and yard in Gillette, Wyoming. In addition to providing well services similar to those offered by AOS in the Denver Basin, AES has six CBM drilling rigs. We intend to continue to conduct both drilling and well servicing activities in the Powder River Basin, on behalf of both Prima and unaffiliated third parties. During 2001, 48% of AES's revenues were applicable to well interests owned by Prima, and these revenues have been accounted for in the same manner as noted for AOS. AES's third-party revenues were $2,224,000 in 2001, representing 4% of the Company's consolidated revenues.

GAS GATHERING SERVICES

ARETE GATHERING COMPANY, LLC. Prima formed Arete Gathering Company, LLC ("Arete") in the third quarter of 2000 to provide gas compression and gathering services for the CBM play in the Powder River Basin. Arete installed its first gathering system in Prima's Stones Throw Area between mid-2000 and the first quarter of 2001. These assets were included in the sale transaction consummated in March 2002 -- see "Subsequent Event" in the Notes to Consolidated Financial Statements. No other gathering systems have been installed by Arete to date. We will evaluate future opportunities to build gathering and compression systems in the Powder River Basin based on the size and estimated reserve potential of our acreage blocks, proximity to header systems and pipelines, competitive options provided by third parties, and other factors affecting the economics of each project. In areas where Prima does not have a significant contiguous acreage block, or where third party gathering systems have already been installed, we will generally elect not to have Arete build a gathering system. Where Arete does install gathering and compression infrastructure, we will seek to provide such services to third parties to benefit from economies-of-scale and enhance our overall economic returns.

OTHER PROPERTIES, EQUIPMENT AND REAL ESTATE

          Prima leases its Denver office space at an average annual rate of approximately $275,000. Such offices consist of 15,840 square feet and the lease continues until November 2007. The Company owns office furniture and equipment with a net book value at December 31, 2001 of $207,000.

          Prima has leased office space with yard and shop facilities in Gillette, Wyoming. The yard and shop area is used to store and maintain various well-servicing equipment, drilling rigs and production equipment. Net book value of our service equipment, office furniture and equipment and leasehold improvements at this location was $2,421,000 on December 31, 2001.

          The Company owns 160 acres of land in Weld County, Colorado near LaSalle, Colorado. The shop, office building and yard facilities located on the land are used for the Company's field and oilfield service operations. Net book value of the land, buildings and office furniture and equipment at December 31, 2001 was $170,000.

          Prima owns approximately ten acres of surface land with no mineral rights on the western side of Greeley, Colorado. The land was acquired in March 2001 in exchange for minor undeveloped mineral rights. This ten-acre parcel is part of a planned 760-acre commercial and office park development. Prima plans to hold this land, which had a net book value of $944,000 at the end of 2001, for future sale, exchange or development.

          The Company also owns service company and related equipment, including completion rigs, swab rigs, tractor trailer rigs used for water hauling, oilfield rental equipment and various oilfield vehicles, with a net book value of $1,991,000 at December 31, 2001.

          Prima is a 6% limited partner in a real estate limited partnership that currently owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The book value of this partnership interest was $257,000 at December 31, 2001.

EMPLOYEES AND OFFICES

          As of December 31, 2001, the Company had 144 full-time employees, including 38 in its Denver office and 106 field employees. Of the field employees, Action Oilfield Services employed 51 people, Action Energy Services employed 31 people, and 24 were employed in Prima's lease and well management operations. Prima field employees also handled work for Arete Gathering Company. Prima also contracts the services of independent consultants involved in land, geology, engineering, accounting, regulatory affairs, and other disciplines as needed. The Company believes its relations with its employees are good. Prima's principal executive offices are located at 1099 18th Street, Suite 400, Denver, Colorado 80202.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is a party to various legal proceedings arising in the ordinary course of its business. As of the date of the filing of this report, none of these is anticipated to have a material adverse impact on Prima's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

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

          VOLATILITY OF OIL AND NATURAL GAS PRICES. Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. Excluding hedging effects, average natural gas and oil prices realized by the Company at the end of 2001 were 74% and 26% lower, respectively, than at the end of the prior year. To the extent that oil and gas prices decline, the Company's revenues, cash flows, earnings and operations are adversely impacted. Low oil and gas prices, in adversely affecting cash flow and access to capital, could reduce our ability to replace production and grow. The Company is unable to accurately predict future oil and natural gas prices.

          UNCERTAINTY OF OIL AND NATURAL GAS RESERVE ESTIMATES. Estimates of the Company's proved reserves and future net revenues are based on engineering reports prepared by the Company's engineers and audited by independent engineers. These estimates are based on several assumptions that the Securities and Exchange Commission requires oil and natural gas companies to use, including that oil and natural gas prices in effect as of the end of the year remain constant. Such estimates are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, production costs and development costs may vary substantially from those assumed in the estimates. Any significant variance could materially affect the estimates. In addition, the Company's reserves might be subject to upward or downward adjustment based on future production, results of future exploration and development, prevailing oil and natural gas prices and other factors.

          RISKS OF OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION. The search for oil and natural gas often results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, do not produce oil or natural gas in sufficient quantities to return a profit on the costs incurred. No assurance can be given that the Company's exploration, development and acquisition activities in the future will result in the addition of any oil or natural gas reserves that will be commercially productive. In addition, the cost of drilling, completing and operating wells is often uncertain, and drilling may be delayed or canceled as a result of many factors, including unacceptably low oil and natural gas prices, availability of drilling rigs, oil and natural gas property title problems, government regulation, inclement weather conditions and financial instability of well operators and working interest owners. Furthermore, the availability of a ready market for the Company's oil and natural gas depends on numerous factors beyond its control, including demand for and supply of oil and natural gas, general economic conditions, proximity of natural gas reserves to pipelines, availability and terms for pipeline space, weather conditions and government regulation.

          NEED TO REPLACE RESERVES. As is customary in the oil and gas exploration and production industry, the Company's future success depends upon its ability to continue to find, develop or acquire additional oil and gas reserves that are economically recoverable. Unless the Company replaces the reserves that it produces through successful development, exploration or acquisition, the Company's proved reserves will decline. Further, approximately 47% of the Company's proved reserves at December 31, 2001 were located in the Wattenberg Area of the Denver Basin, where wells are characterized by relatively rapid initial decline rates. Additionally, approximately 36% of the Company's total proved reserves at December 31, 2001, were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling and/or recompletion operations. There can be no assurance that the Company will continue to be successful in its effort to develop or replace its proved reserves.

          ACQUISITIONS RISKS. We continually evaluate opportunities for property or corporate acquisitions that could enhance our business. The successful acquisition of producing properties requires an assessment of several factors, including recoverable reserves, future oil and gas prices, future capital and operating costs, and potential environmental and other liabilities. The accuracy of these assessments is inherently uncertain. In connection with these assessments, we would intend to perform a review of the subject properties consistent with industry practices. However, such review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every property and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than our existing properties. While it is our current intention to continue to concentrate on acquiring properties with development, exploitation and exploration potential located in our core operating areas, we cannot assure you that in the future we will not decide to pursue acquisitions or properties located in other geographic regions. To the extent that such acquired properties are substantially different than our existing properties, our ability to efficiently realize the economic benefits of such transactions may be limited. We may not be able to successfully integrate future property or corporate acquisitions. We seek to make selective niche acquisitions of oil and gas properties, and we will pursue corporate acquisitions that we believe will be accretive. However, integrating acquired properties and businesses involves a number of special risks. These risks include the possibility that management may be distracted from normal business concerns by the need to integrate operations and systems and in retaining and assimilating additional employees. Any of these or other similar risks could lead to potential adverse short-term or long-term effects on our operating results.

          DEPENDENCE ON TRANSPORTATION FACILITIES OWNED BY OTHERS. Our business depends on transportation facilities owned by others. The marketability of our oil and gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

          DERIVATIVES ACTIVITIES. Part of the Company's business strategy is to periodically use both commodity futures contracts and price and basis swaps to mitigate the impact of the volatility of oil and natural gas prices on a portion of our production and gas marketing activities. In certain circumstances, significant reductions in production, due to unforeseen events, could require the Company to make payments under such agreements even though payments are not offset by production. To reduce this risk, the Company generally strives to enter into derivatives for only a portion of its projected production. Derivatives may also prevent the Company from receiving the full advantage of increases in oil or natural gas prices. Further, such transactions may expose us to additional risk of financial loss in certain circumstances, including instances in which counterparties to our futures contracts fail to perform under the contracts or ineffectiveness of our derivatives result in losses not offset by increased sales revenue. The terms of our hedging agreements may also require that we furnish cash collateral, letters of credit or other forms of performance assurance in the event that mark-to-market calculations result in settlement obligations by us to the counterparties, which could encumber our liquidity and capital resources. We adopted Statement of Financial Accounting Standards (SFAS) No. 133 on January 1, 2001, which requires us to record each hedging transaction as an asset or liability measured at its fair value. Each quarter we must record changes in the value of our hedges, which could result in significant fluctuations in net income and stockholders' equity from period to period.

          CAPITAL REQUIREMENTS. We anticipate continuing to make substantial expenditures to find, develop, acquire and produce oil and gas reserves. We expect to have sufficient cash provided by operating activities and from available net working capital to fund planned capital expenditures in 2002. However, we have not established a line of credit to provide additional capital if required to respond to new opportunities. While we believe that we could arrange for borrowings or issuance of securities to fund such opportunities, should lower oil and gas prices or operating difficulties result in our cash flow from operations being less than expected or if capital markets were to deteriorate, we may be unable to obtain additional funds to expand our business.

         DEMAND FOR OILFIELD SERVICES. Our oilfield services operations are dependent on the level of demand in our operating markets. Both short-term and long-term trends in oil and natural gas prices affect demand. Because oil and natural gas prices are volatile, the level of demand for our services can also be volatile. Although Prima utilizes its service companies in its oil and gas operations, the substantial majority of the demand for their services is dependent on third parties. In addition to oil and gas prices, factors which can influence activity levels for our oilfield service operations include competition, our experience and reputation, the availability of labor, and the weather.

          COMPETITION. The Company competes with numerous other companies and individuals, including many that have significantly greater resources, in virtually all facets of its business. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to increase reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production. Domestic oil and natural gas must compete with imported oil and natural gas, coal, nuclear energy, hydroelectric power and other forms of energy.

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

          GOVERNMENT REGULATION. All aspects of the oil and gas industry are extensively regulated by federal, state and local governments in all areas in which the Company has operations. Regulations govern such things as drilling permits, environmental protection and pollution control, spacing of wells, the unitization and pooling of properties, reports concerning operations, royalty rates and various other matters including taxation. As an example, the Company's exploration and development plans for its Powder River Basin CBM properties are dependent upon the timing, content and implementation of a pending record of decision by the Bureau of Land Management concerning an environmental impact statement covering CBM development in the area. Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic and other reasons. These regulations may substantially increase the cost of doing business and sometimes prevent or delay the commencement or continuance of any given exploration or development project and may adversely affect the economics of capital projects. At the present time, it is impossible to predict what effects current and future proposals or changes in existing laws or regulations will have on operations, estimates of oil and natural gas reserves, or future revenues. The costs of complying, monitoring compliance and dealing with the agencies that administer these regulations can be significant.

          ENVIRONMENTAL REGULATION. We must comply with complex environmental regulations. Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities where we are engaged in exploration or production operations. New laws or regulations, or changes to current requirements, could have a material adverse effect on our business. We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies. We could face significant liabilities to the government and third parties for discharges of oil, natural gas or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation. We cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not materially adversely affect our results of operations and financial condition. As a result, we may face material indemnity claims with respect to properties we own or have owned.

         KEY PERSONNEL. We depend on the continued services of our executive officers. Loss of the services of any of these people could have a material adverse effect on our operations. We currently do not have employment agreements with any of our executive officers, including Richard H. Lewis, who serves as the Company's Chief Executive Officer, President and Chairman of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Prima's common stock trades on the Nasdaq National Market under the symbol "PENG." The following table sets forth the Nasdaq high and low sales prices for Prima's common stock for each quarterly period during the Company's years ended December 31, 2001 and 2000. These prices have been restated to reflect the effect of the three for two split of Prima's common stock distributed on February 24, 2000 and the three for two split of Prima's common stock distributed on December 11, 2000.

      Year Ended December 31, 2001                                 HIGH                  LOW
      ----------------------------                                 ----                  ---
      Quarter Ended March 31, 2001 ..........................     $38.94                $25.25
      Quarter Ended June 30, 2001 ...........................      32.17                 22.81
      Quarter Ended September 30, 2001 ......................      27.69                 19.99
      Quarter Ended December 31, 2001 .......................      25.48                 19.50

      Year Ended December 31, 2000
      ----------------------------

      Quarter Ended March 31, 2000 ..........................     $18.50                $10.50
      Quarter Ended June 30, 2000 ...........................      36.92                 15.17
      Quarter Ended September 30, 2000 ......................      37.83                 20.71
      Quarter Ended December 31, 2000 .......................      39.92                 23.08

          The above quotations are from sources believed to be reliable. They do not include any retail mark-ups, mark-downs or commissions and may not represent actual transactions.

          On March 15, 2002, the closing sale price for the Company's common stock was $25.20 per share. Prima's common stockholders of record at March 15, 2002 totaled 849.

          Holders of common stock are entitled to receive such dividends as may be declared by Prima's Board of Directors. No cash dividends were declared or paid in 2001, 2000 or 1999. Future cash dividends, if any, will be evaluated based among other things, on operating results, capital requirements and financial condition of the Company at the time.

          During 2001, Prima issued a total of 10,125 common shares and options to acquire a total of 135,000 common shares that were not registered under the Securities Act of 1933, as amended. The shares and options were issued as follows:

o Prima issued a total of 10,125 common shares during July 2001 to a former director of Prima upon exercise of stock options previously granted to that director under Prima's Non-Employee Directors' Stock Option Plan.

o Options to acquire a total of 22,500 common shares were granted by Prima to directors of Prima under the terms of Prima's Non-Employee Directors' Stock Option Plan.

o Options to acquire a total of 112,500 common shares were granted to certain officers of Prima under the terms of Prima's 2001 Incentive Stock Plan.

          No underwriter was involved in any of the transactions and no sales commissions, fees, or similar compensation were paid by Prima to any person in connection with the issuance of the shares and options. Prima believes that the grant of the options and the issuance of the shares in each instance was exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) of the Securities Act and/or under Rule 506 of Regulation D promulgated by the SEC thereunder, since each recipient of the common shares and options was a director and/or executive officer of Prima.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth a summary of selected consolidated financial data. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto.

                                                2001       2000      1999        1998      1997
                                               -------    -------   -------     -------   -------
Income Statement Data:
Revenues:
  Oil and gas sales .......................   $ 44,548   $ 44,437   $ 20,644   $ 16,612   $ 17,840
  Gains on derivative instruments, net ....      6,435          0          0          0          0
  Oilfield services .......................      8,090      6,278      4,974      4,148      3,214
  Trading revenues ........................          0          0      2,318      3,956     15,999
  Interest, dividend and other ............      1,214      1,464      1,286      4,378        854
                                              --------   --------   --------   --------   --------
                                                60,287     52,179     29,222     29,094     37,907
                                              --------   --------   --------   --------   --------
Expenses:
  Depletion of oil and gas properties .....      9,190      6,150      4,650      6,260      4,935
  Depreciation of other property ..........      1,369      1,054        817        616        497
  Lease operating expense .................      3,295      2,623      2,012      2,041      1,720
  Ad valorem and production taxes .........      3,344      3,421      1,765      1,272      1,355
  Oilfield services .......................      5,482      4,585      3,377      2,701      2,368
  General and administrative ..............      3,559      2,916      1,712      1,143        972
  Impairment of natural gas swap ..........        241          0          0          0          0
  Trading costs ...........................          0          0      2,827      3,936     15,323
                                              --------   --------   --------   --------   --------
                                                26,480     20,749     17,160     17,969     27,170
                                              --------   --------   --------   --------   --------
Income before income taxes and
  cumulative effect of change in
  accounting principle ....................     33,807     31,430     12,062     11,125     10,737
Provision for income taxes ................     10,650      9,535      3,035      3,060      2,635
                                              --------   --------   --------   --------   --------
Net income before cumulative effect of
change in accounting principle ............     23,157     21,895      9,027      8,065      8,102
Cumulative effect of change in
  accounting principle ....................        611          0          0          0          0
                                              --------   --------   --------   --------   --------
Net income ................................     23,768   $ 21,895   $  9,027   $  8,065   $  8,102
                                              ========   ========   ========   ========   ========

Basic net income per share before
  cumulative effect adjustment ............   $   1.82   $   1.72   $   0.70   $   0.62   $   0.62
Cumulative effect adjustment ..............       0.05       0.00       0.00       0.00       0.00
                                              --------   --------   --------   --------   --------
Basic net income per share ................   $   1.87   $   1.72   $   0.70   $   0.62   $   0.62
                                              ========   ========   ========   ========   ========

Diluted net income per share before
  cumulative effect adjustment ............   $   1.75   $   1.65   $   0.69   $   0.61   $   0.61
Cumulative effect adjustment ..............       0.05       0.00       0.00       0.00       0.00
                                              --------   --------   --------   --------   --------
Diluted net income per share ..............   $   1.80   $   1.65   $   0.69   $   0.61   $   0.61
                                              ========   ========   ========   ========   ========

Balance Sheet Data (at end of period):
Total assets ..............................   $135,444   $104,900   $ 72,665   $ 66,866   $ 57,921
Net property and equipment ................     96,005     70,597     44,467     55,607     43,181
Long-term debt ............................          0          0          0        120        240
Stockholders' equity ......................    101,740     80,298     58,908     51,308     43,214
Working capital ...........................     28,122     25,678     21,408      5,467      7,952

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Item 7 contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, continued volatility of oil and natural gas prices, estimates of future production and net cash flows attributable to proved reserves, future expenditures, and other such matters. The words "anticipates," "believes," "expects," "intends" or "estimates" and similar expressions identify forward-looking statements. Prima does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in connection with Prima's disclosures under the heading: "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

          The following discussion is intended to assist in understanding the Company's financial position and results of operations for the three-year period ended December 31, 2001. The Consolidated Financial Statements and notes thereto should be referred to in conjunction with this discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion of financial condition and results of operation are based upon the information reported in our consolidated financial statements. The preparation of these financial statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our decisions on historical experience and various other sources that are believed to be reasonable under the circumstances. Actual results may differ from the estimates we calculated due to changing business conditions or unexpected circumstances. Policies we believe are critical to understanding our business operations and results of operations are detailed below. For additional information on our significant accounting policies you should see Notes to Consolidated Financial Statements, particularly Notes 1 and 11, in our accompanying consolidated financial statements.

Revenue Recognition - We are engaged in the exploration, development, acquisition and production of natural gas and crude oil. Our revenue recognition policy is significant because our revenue is a key component of our results of operations and our forward looking statements contained in Liquidity and Capital Resources. We derive our revenue primarily from the sale of produced natural gas and crude oil. Revenue is recorded in the month our production is delivered to the purchaser, but payment is generally received between 20 and 90 days after the date of production. At the end of each period we make estimates of the amount of production delivered to the purchaser and the price we received. We use our knowledge of our properties, their historical performance, NYMEX and local spot market prices and other factors as the basis for these estimates. Variances between our estimates and the actual amounts received, which have historically been minimal, are recorded in the month such estimates are revised or when payment is received.

Fair Value of Derivative Instruments - Beginning in 2001, the estimated fair values of our derivative instruments are recorded on our consolidated balance sheet. All of our derivative instruments are entered into to mitigate risks related to the prices we will receive for our future natural gas and oil production. We do not use derivative instruments for trading purposes. Although our derivatives are reported on the balance sheet at fair value, to the extent that instruments qualify for hedge accounting treatment, changes in fair value are not included in our consolidated results of operations. Instead, they are recorded net of taxes directly to stockholders' equity until the hedged oil or natural gas quantities are produced. To the extent changes in the fair values of derivatives relate to instruments not qualifying for hedge accounting treatment, such changes are recorded in income in the period they occur. In determining the amounts to be recorded, we are required to estimate the fair values of derivatives. Our estimates are based upon various factors that include contract volumes and prices, contract settlement dates, quoted closing prices on the NYMEX or over-the-counter and, where applicable, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model. The estimated future prices are compared to the prices fixed by the derivatives agreements and the resulting estimated future cash inflows or outflows over the lives of the hedges are discounted to calculate the fair value of the derivative contracts. These pricing and discounting variables are sensitive to market volatility as well as changes in future price forecasts, regional price differences and interest rates. We periodically validate our valuations using independent third party quotations.

Reserve Estimates - The Company's estimates of gas and oil reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas and oil that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas and oil reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as expected future production rates, gas and oil prices, operating costs, severance taxes, and development costs, all of which may in fact vary considerably from actual results. The future drilling costs associated with reserves assigned to proved undeveloped locations may ultimately increase to an extent that these reserves may later be determined to be uneconomic. For these reasons, estimates of the economically recoverable quantities of gas and oil attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company's gas and oil properties and/or the rate of depletion of the gas and oil properties. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material.

Full Cost Method - We use the full cost method of accounting for our oil and gas activities. Under this method, all costs incurred in the acquisition, development and exploration of oil and gas properties are capitalized into cost centers that are established on a country-by-country basis (we have a single cost center, for the United States). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. Capitalized costs also include salaries, employee benefits, costs of consulting services and other expenses that are directly related to acquisition, development and exploration activities. Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion - The capitalized costs of our oil and gas properties, plus estimated future development and abandonment costs related to our proved reserves, are amortized on a unit-of-production method based on our estimate of total proved reserves. The quantities of estimated proved oil and gas reserves is a significant component of amortization and revisions in such estimates may alter the rate of future expense. Generally, if reserve volumes increase or decrease, then the amortization rate per unit of production will change inversely. However, when capitalized costs change, the amortization rate moves in the same direction. The per-unit rate is not affected by production volumes.

Full Cost Ceiling Limitation - Under the full cost method, we are subject to quarterly calculations of a limitation, or "ceiling", on the amount of our oil and gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. A ceiling test writedown is a non-cash charge to earnings. If required, it would reduce earnings and impact stockholders' equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and requires subjective judgments. Given the volatility of natural gas and oil prices, it is likely that our estimate of discounted future net cash flows from proved reserves will change in the future. If natural gas and oil prices decline, even if only for a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that writedowns of our oil and gas properties could occur. While the quantities of proved reserves require substantial judgment, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The future net revenues associated with our estimated proved reserves are not based on our assessment of future prices or costs. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant. However, we may not be subject to a writedown if prices increase shortly after the end of a quarter in which a writedown might otherwise be required.

Unevaluated Costs - Unevaluated costs are excluded from our amortization base until we have evaluated the properties associated with these costs. The costs associated with unevaluated leasehold acreage and wells that have not yet been determined to be productive or non-productive are not initially included in our amortization base. Leasehold and associated costs are either transferred to our amortization base with the costs of drilling related wells or are assessed quarterly for possible impairment or reduction in value. Leasehold costs are transferred to our amortization base if estimated fair value is below cost. The decision to withhold costs from amortization and the timing of transferring such costs into the amortization base involves a significant amount of management judgment and may be subject to changes over time based on several factors, including our drilling plans, availability of capital, project economics and results of drilling on adjacent acreage.

Other Property and Equipment - Oilfield service equipment and other property and equipment are carried at cost. Renewals and betterments are capitalized, while repairs and maintenance are expensed. Capitalized costs are depreciated using the straight-line method over the estimated useful lives of the assets. The carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. An estimate of fair value is based on the best information available, including prices for similar assets. Changes in such estimates could cause the Company to reduce the carrying value of property and equipment.

Income Taxes - We provide for deferred income taxes on the difference between the tax basis of an asset or liability and its carrying amount in our financial statements. This difference will result in taxable income or deductions in future years when the reported amount of the asset or liability is recovered or settled, respectively. Our federal and state income tax returns are generally not filed before the consolidated financial statements are prepared. We, therefore, estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits and net operating loss carryforwards. Any differences between estimates we initially used and subsequently determined to be appropriate are recorded in the period in which our estimate is revised.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's principal sources of liquidity have been the internal generation of cash flow from operations and existing net working capital. Additional potential sources of capital include proceeds from the sale of assets, borrowings, and issuances of common stock or other securities.

          Net cash provided by operating activities totaled $43,008,000 in the year ended December 31, 2001, compared to $36,376,000 for the year ended December 31, 2000 and $12,006,000 for the year ended December 31, 1999. Net working capital at December 31, 2001 totaled $28,122,000, as compared to $25,678,000 at the end of the prior year. Prima's cash equivalents and short-term investments totaled $25,755,000 at December 31, 2001, compared to $22,693,000 at December 31, 2000, and the Company was free of long-term debt at both dates.

          The Company's revenues and cash flows are substantially derived from oil and gas sales, which are dependent on oil and gas production volumes and sales prices. Prima's aggregate net production volumes have increased from 2,765,000 Mcfe in the first quarter of 2001, to 2,892,000 Mcfe in the second quarter, 3,088,000 Mcfe in the third quarter and 3,118,000 in the most recent quarter, but gas prices have declined more significantly during the same periods. As a consequence, the Company's oil and gas sales revenue, including derivatives qualifying for hedge accounting, declined from $16,357,000 in the first quarter, to $11,909,000 in the second quarter, $9,163,000 in the third quarter and $7,119,000 in the latest quarter. For the full year in 2001, Prima's oil and gas sales totaled $44,548,000, approximately flat with the prior year, on a 5% increase in total net production. Prima's future revenues will continue to be significantly affected by volatility in oil and gas prices.

         This volatility in oil and gas prices is also reflected in year-end estimates of the Company's proved oil and gas reserves and related future net cash flows. Estimated future net cash flows from proved oil and gas reserves were

$156,624,000 at December 31, 2001 compared to $975,940,000 at December 31, 2000 and $190,008,000 at December 31, 1999. The standardized measure of discounted future net cash flows of the Company's proved oil and natural gas reserves was $66,801,000 at December 31, 2001, compared to $371,121,000 at December 31, 2000 and $75,466,000 at December 31, 1999. The fluctuations in both future net cash flows and the standardized measure were primarily attributable to the volatility of commodity prices. The Company's average realized prices as of the last day of each of the past three years, which were therefore used without future escalation in preparing year-end reserve estimates, were as follows for 2001, 2000 and 1999, respectively: $1.94, $7.51 and $1.90 per Mcf of natural gas; and $19.71, $26.48 and $24.68 per barrel of oil.

         The Company increased its net working capital, with the sale of certain oil and gas properties on March 5, 2002 for approximately $13,539,000 of cash. The assets sold included the Company's Stones Throw CBM project in the northern Powder River Basin, the associated gathering system facilities and approximately 35,000 net undeveloped acres in the Stones Throw area. These properties accounted for approximately 6.1% of Prima's total estimated proved oil and gas reserves and 4.5% of the related estimated present value of future net cash flows before income taxes, as of the end of 2001. The producing wells sold accounted for approximately 9.6% of Prima's total oil and gas sales revenue before hedging gains in the fourth quarter of 2001.

         The Company's average daily net production in the fourth quarter of 2001 totaled approximately 33,900 Mcfe, including 6,300 Mcf per day of CBM production from the Stones Throw Field, which was sold on March 5, 2002. In the absence of an acquisition in the interim, Prima does not expect significant production from new sources until the third quarter of this year, when production from the Company's Porcupine-Tuit CBM project is expected to commence. No other major variances from recent production levels are expected in the near term. Prima has drilled 23 Wyodak coal wells at Porcupine-Tuit to-date and has 72 additional locations in the project area identified for near-term drilling, but 63 of these are on federal lands for which drilling access is presently limited. Production reported for several nearby wells owned by other operators have been in the 150 to 400 Mcf per day per well range, after brief de-watering periods. The Company expects production from its wells in this area to exhibit similar performance, but cannot precisely forecast when production will be initiated or how the wells will then perform. The timing and amounts of production that may be added later in the year from other new activities, including other CBM projects and exploration also cannot be precisely forecast.

          Prima invested $35,248,000 in additions to oil and gas properties during 2001, compared to $31,952,000 in 2000 and $18,617,000 in 1999. During
2001, $31,114,000 was expended for development, $1,620,000 for exploratory activities, $2,114,000 for acquisitions of unproved oil and gas properties, and $400,000 for purchases of proved properties. Other uses of funds in 2001 included $3,866,000 for treasury stock repurchases, $1,956,000 for purchases of oilfield service equipment and facilities, and $125,000 for other assets.

          Excluding acquisitions, Prima currently plans to make capital investments in 2002 aggregating between $25 million and $30 million. Among anticipated 2002 drilling activities are 60 to 110 CBM wells, six to 12 wells in the Denver Basin, and three to six exploratory wells. The Company also intends to invest in various hook-up and infrastructure projects, including the Porcupine-Tuit CBM project in the Powder River Basin, and anticipates conducting 40 to 50 refracturing or recompletion operations in the Denver Basin. A significant portion of the 2002 budget has also been reserved for acquisition of additional acreage for future exploration or exploitation, or for other opportunities identified during the year. Activities planned by the Company for 2002 are weighted toward the second half of the year. This may enable the Company to benefit from development and operating efficiencies related to the expected issuance by the Bureau of Land Management of a record of decision concerning an environmental impact statement (EIS) for CBM development in the Powder River Basin. Approximately 82% of Prima's Powder River Basin acreage is federal, and access to federal lands has been limited pending completion of the EIS. The Company has also been deferring certain investments to benefit from anticipated improvements in gas prices and service costs, which have recently begun to materialize. Prima does not establish a specific budget for property acquisitions, but the Company continues to pursue such opportunities on an ongoing basis. The strong financial condition of the Company allows for considerable flexibility in responding to opportunities. Spot market prices for gas and oil have risen by approximately 20% from levels prevailing when the Company's budgeting process was initially completed. These prices, if deemed sustainable, may result in an acceleration of activities, which could include additional Powder River Basin CBM and Denver Basin drilling.

         In January 2001, Prima's Board of Directors approved a repurchase program of up to 5% of the Company's common stock then outstanding, or approximately 640,000 shares. As of December 31, 2001, approximately 485,000 shares remained subject to repurchase under this authorization.

         Prima expects to fund its exploration, development, and exploitation operations, the expansion of its service companies, and any re-purchases of common stock primarily with cash provided by operating activities and working capital. The Company also regularly reviews opportunities for acquisition of assets or companies related to the oil and gas industry that could expand or enhance its existing business. If a sufficiently large transaction is consummated, it could involve the incurrence of debt or issuance of equity securities.

RESULTS OF OPERATIONS

         As noted above, the Company's primary source of revenues is the sale of oil and natural gas production. Because of significant fluctuations in oil and natural gas prices and variances in production volumes, the Company's operating results for any period are not necessarily indicative of future operating results.

         Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond the control of the Company. Prima's revenues, cash flows, earnings and operations are adversely affected when oil and gas prices decline. Gas prices have declined significantly since reaching record high levels early in 2001, and oil prices have also declined during the past year, albeit more modestly. These price declines have unfavorably impacted the Company's operating results, as more fully described below. The Company cannot accurately predict future oil and natural gas prices, but historically oil and gas supply and demand have responded to changes in price levels to correct from short-lived extreme levels of high or low prices.

  2001 VS 2000

          For the year ended December 31, 2001, the Company earned net income of $23,768,000, or $1.80 per diluted share, on revenues of $60,287,000, compared to net income of $21,895,000, or $1.65 per diluted share, on revenues of $52,179,000 for the year ended December 31, 2000. Expenses, other than income taxes, were $26,480,000 for 2001 compared to $20,749,000 for 2000. Revenues increased $8,108,000 or 16%, expenses increased $5,731,000 or 28% and net income increased $1,873,000 or 9% in 2001.

         Revenues for 2001 included $9,816,000 of gains from oil and gas derivatives (see "Derivative Activities" in Notes to Consolidated Financial Statements). This total included hedging gains of $3,381,000, which were reflected in oil and gas sales, plus $6,435,000 of separately reported gains on derivative instruments not qualifying for hedge accounting, of which $2,057,000 were realized and $4,378,000 were unrealized as of December 31, 2001. During the prior year the company recognized $42,000 of hedging gains. Derivative instruments that did not qualify for hedge accounting were principally NYMEX gas swaps for which the Company did not elect to enter into corresponding swaps for Rocky Mountain basis differentials.

         Oil and gas sales reported for 2001 totaled $44,548,000, compared to $44,437,000 for 2000, an increase of less than 1%. The flat sales results were creditable to a 5% year-over-year growth in production volumes offset by approximately a like-sized decline in the average price realized per equivalent unit of natural gas and oil production. Excluding gains from derivative instruments, oil and gas sales reported for 2001 were $41,167,000, compared to $44,395,000 for 2000, a decrease of $3,228,000 or 7%.

         The following information is provided excluding effects of derivatives. The average sales price received by the Company for natural gas production was $3.24 per Mcf in 2001, compared to $3.63 per Mcf in 2000, a decrease of $0.39 per Mcf, or 11%. The average price received per barrel of oil was $25.68 in 2001, compared to $29.20 in 2000, representing a decrease of $3.52 per barrel or 12%. On an Mcf equivalent basis, the average price received was $3.47 per Mcfe in 2001 compared to $3.92 per Mcfe in the prior year, representing an overall 11% decline in average prices. The portion of the Company's total oil and gas revenues that was derived from natural gas was 73% in 2001 compared to 71% in 2000.

          The $3,381,000 of gains from derivative transactions that were accounted for as hedges in 2001 had the effect of increasing average price realizations reported for the year by $0.36 per Mcf of natural gas, $0.20 per barrel of oil, and $0.29 per Mcfe. These hedges covered approximately 24% of the Company's natural gas production and 19% of its oil production for the year. Total gains realized on all derivatives related to production months in 2001, including the portion reported as non-hedge derivatives, totaled $5,438,000. During 2000, the Company hedged approximately 1% of its gas production and 5% of its oil production, and realized gains of $42,000 were included in oil and gas revenues. These gains had the effect of increasing average price realizations by $0.09 per barrel of oil, but had a negligible impact on average price realizations per Mcf of gas or per Mcfe.

         The Company's natural gas production totaled 9,277,000 Mcf in 2001 compared to 8,683,000 Mcf in 2000, representing a current year increase of 594,000 Mcf, or 7%. Prima's oil production totaled 431,000 barrels and 440,000 barrels in 2001 and 2000, respectively, representing a decrease of 9,000 barrels, or 2%. On an equivalent unit basis, the Company's production increased approximately 5%, to 11,863,000 Mcfe in the recent year from 11,325,000 Mcfe in 2000. Total production was 78% natural gas and 22% oil in 2001, compared to 77% gas and 23% oil in the prior year. Net production from the Company's CBM operations, which totaled 1,453,000 Mcf in 2001 compared to 7,000 Mcf in 2000, more than offset net decreases from the Company's other producing properties, which were attributable to natural declines and limited new activity.

          The Company's depletion expense for oil and gas properties was $9,190,000, or $0.77 per Mcfe, in 2001, compared to $6,150,000, or $0.54 per
Mcfe, in 2000. The substantial increase in the depletion rate reflects a number of factors, including: significant declines in oil and gas prices, which, under the methodology prescribed, affects estimates of oil and gas reserves that can be economically recovered through future production; increases in oilfield service costs, which impacted actual costs incurred during the past year and the assumptions required to be used in estimating future development costs; and use of more conservative assumptions for estimating undeveloped CBM reserves, pending additional performance-related data. The depletion rate per Mcfe was increased mid-year 2001 to reflect these factors, and averaged $0.90 during the second half of the year.

          Depreciation of other fixed assets, which include service equipment, office furniture and equipment, and buildings, was $1,369,000 and $1,054,000 for 2001 and 2000, respectively. The increase of $315,000, or 30%, was due primarily to acquisitions of oilfield service equipment in 2000 and 2001.

         Lease operating expenses ("LOE") totaled $3,295,000 for the year ended December 31, 2001 compared to $2,623,000 for the year ended December 31, 2000, an increase of $672,000 or 26%. The increase was primarily attributable to new production from CBM wells. Ad valorem and production taxes were $3,344,000 and $3,421,000 for the same periods, a decrease of $77,000 or 2%. Production taxes fluctuate with revenues and changing mill levy rates. Total lifting costs (LOE plus ad valorem and production taxes) were 15% of oil and gas revenues and $0.56 per Mcfe for 2001 compared to 14% and $0.53 per Mcfe for 2000.

         Oilfield services include the operations of Action Oilfield Services, Inc. (Colorado) and Action Energy Services (Wyoming), wholly-owned subsidiaries. Related revenues include well servicing fees from completion and swab rigs, CBM drilling rigs, trucking, water hauling, equipment rentals, and other related activities. Services are provided to both Prima and unaffiliated third parties, but intercompany billings are eliminated in consolidation. Revenues from third parties totaled $8,090,000 for the year ended December 31, 2001 compared to $6,278,000 for the year ended December 31, 2000, an increase of $1,812,000, or 29%. Costs of oilfield services provided to third parties were $5,482,000 in 2001 compared to $4,585,000 for 2000, an increase of $897,000 or 20%. Higher revenues and costs both reflected increases in the amount of equipment placed in service and the portion of services provided to third parties. Approximately 34% of fees billed by the service companies in 2001 were for Company-owned property interests, compared to 37% in 2000. Improved revenues were also partially attributable to rate increases resulting from increased demand for oilfield services.

         General and administrative expenses ("G&A"), net of third party reimbursements and amounts capitalized, were $3,559,000 for the year ended December 31, 2001 compared to $2,916,000 for the year ended December 31, 2000. Net G&A costs increased by $643,000 or 22% due to expansion of the Company's activities and operations, partially offset by increased amounts capitalized. Third party reimbursements of management and operator fees decreased from $426,000 in 2000 to $371,000 in 2001 due to the Company's acquisition of additional ownership interests in certain managed properties. Capitalized G&A increased from $1,200,000 in 2000 to $1,573,000 in 2001, reflecting additional costs incurred to grow exploration and development activities.

         The impairment of a natural gas swap in 2001 relates to a derivatives contract with Enron North America Corp, which filed for bankruptcy protection in December 2001. Prima had an unrealized gain of $241,000 due from Enron when the Company terminated the contract under default provisions in the agreement. Although this amount was reflected in gains on derivative instruments in 2001, the full amount was reserved for and reflected as an impairment expense in the same period.

          The provision for income taxes was $10,650,000 for the year ended December 31, 2001 compared to $9,535,000 for the year ended December 31, 2000, an increase of $1,115,000 or 12%. The Company's effective tax rate increased to 31.5% in 2001 from 30.3% in 2000. The effective tax rates in both years were less than statutory rates due to permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits. The higher effective tax rate in 2001 was primarily attributable to a $2,377,000, or 8%, increase in pre-tax income without a proportionate increase in permanent differences.

  2000 VS 1999

          Prima earned net income in 2000 of $21,895,000, or $1.65 per diluted share, on revenues of $52,179,000, compared to net income of $9,027,000, or $0.69 per diluted share, on revenues of $29,222,000 in 1999. Expenses, other than income taxes, were $20,749,000 for 2000 compared to $17,160,000 for 1999. Revenues increased $22,957,000 or 79%, expenses increased $3,589,000 or 21% and net income increased $12,868,000 or 143% in 2000, compared to 1999.

          Oil and gas sales in 2000 were $44,437,000 compared to $20,644,000 in 1999, an increase of $23,793,000 or 115%. This increase was due to both significantly higher product prices and increased production. The Company's net natural gas production was 8.7 Bcf for 2000 compared to 7.2 Bcf in 1999, an increase of 1.5 Bcf or 21%. Net oil production was 440,000 barrels in 2000 compared to 322,000 barrels for 1999, an increase of 118,000 barrels or 37%. On an Mcfe basis, the Company's production for 2000 increased 2.2 Bcfe or 25%. The average price received per Mcf of natural gas sold was $3.63 for 2000 compared to $2.10 per Mcf for the prior year, an increase of $1.53 per Mcf or 73%. The average price received per barrel of oil sold was $29.29 in 2000 compared to $17.42 in 1999, an increase of $11.87 per barrel or 68%. During the year ended December 31, 2000, the Company hedged approximately 1% of its gas production and 5% of its oil production. Hedging gains of $42,000 were included in oil and gas revenues for the year, which increased the average price received per barrel of oil by $0.09 and had no material effect on the price realized for natural gas or per equivalent unit of production. The Company hedged approximately 25% of its oil production and 15% of its natural gas production in 1999. Hedging losses of $180,000 were included in oil and gas revenues for the year, which decreased average prices received by $0.17 per barrel of oil, by $0.02 per Mcf of natural gas, and by $0.02 per Mcfe of production.

          The Company's depletion of oil and gas properties was $6,150,000, or $0.54 per Mcfe, on 11,325,000 equivalent Mcf produced in 2000. This compared to $4,650,000, or $0.51 per Mcfe, on 9,093,000 equivalent Mcf produced in 1999. The higher depletion rate for 2000 reflected higher oilfield service costs experienced during the fourth quarter of 2000, as industry activity escalated. Depreciation of other fixed assets, including service equipment, office furniture and equipment and buildings, was $1,054,000 and $817,000 for 2000 and 1999, respectively. Depreciation expense on these assets increased $237,000, or 29%, due primarily to acquisitions of oilfield service equipment.

          LOE was $2,623,000 in 2000 compared to $2,012,000 in 1999. Ad valorem and production taxes were $3,421,000 and $1,765,000, respectively, for the same periods. Production taxes increased with oil and gas revenues, on higher production volumes and product prices. Total lifting costs were 14% of oil and gas revenues and $0.53 per Mcfe for 2000, compared to 18% and $0.42 for 1999.

          Oilfield services revenues were $6,278,000 and $4,974,000 in 2000 and 1999, respectively. Costs for oilfield services were $4,585,000 in 2000 compared to $3,377,000 in 1999. These amounts reflect an increase in revenues of $1,304,000, or 26%, and an increase in costs of $1,208,000 or 36%. Utilization levels in the Wattenberg Area remained high and activity levels increased steadily during the period in the Powder River Basin of Wyoming, where service operations were initiated in March 1999. During 2000 and 1999, 37% and 26%, respectively, of the gross fees billed by the service companies were for Prima-owned property interests.

          Trading revenues and costs relate to the marketing of third-party gas by Prima Natural Gas Marketing, Inc., a wholly owned subsidiary. Trading activities fluctuate with natural gas markets and the Company's ability to develop markets that meet the Company's trading criteria. The Company engaged in no trading activities during 2000. In 1999, the Company marketed 1,311,000 Mmbtus of natural gas, with trading revenues of $2,318,000 and costs of $2,827,000.
          G&A, net of third-party reimbursements, totaled $2,916,000 for 2000 compared to $1,712,000 for 1999, an increase of $1,204,000 or 70%. Third-party reimbursements were $426,000 and $619,000 during 2000 and 1999, respectively. The Company's G&A increased due to expansion of the Company's operations, particularly increased activities in the Powder River Basin. The Company capitalized G&A costs of $1,200,000 and $780,000 in 2000 and 1999, respectively, reflecting these increases in exploration and development activities.

          The provision for income taxes was $9,535,000 for 2000 compared to $3,035,000 for 1999. The effective tax rate was 30.3% in 2000 compared to 25.2% in 1999. The Company's effective tax rate increased primarily because pre-tax income increased $19,368,000 or 161% for 2000, while permanent differences did not increase proportionately.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risks relate to changes in prices received on sales of natural gas and oil production. The Company periodically enters into derivative contracts to mitigate a portion of this commodity price risk. Such derivatives consist of commodity futures or price swaps (agreements with counterparties to exchange floating prices for fixed prices), and options on such futures or price swaps. These instruments reduce the Company's exposure to decreases in gas and oil prices, or increases in differentials between NYMEX and Rocky Mountain gas prices, but they also generally limit the benefits realized by the Company from increases in prices or narrowing of basis differentials. By hedging only a portion of its exposure to changes in prices, the Company is able to benefit from increases in gas and oil prices or improvements in basis differentials, but it remains exposed to market risk on the portion of its production not covered by such derivatives. The Company also retains risks related to the ineffective portion of its derivatives instruments, when applicable.

          The Company has derivative positions that are intended to offset risks associated with downward price movements in benchmark NYMEX gas and oil prices and basis swaps to protect the Company from increases in the differential between NYMEX and Rocky Mountain gas prices. The Company's derivatives contracts generally represent cash flow hedges that are determined to be qualifying or non-qualifying for hedge accounting treatment in accordance with the provisions of SFAS 133. See Derivative Activities in Notes to Consolidated Financial Statements for additional information with respect to derivatives and related accounting policies.

         All derivatives transactions are executed by personnel who have appropriate skills, experience and supervision. The personnel involved in these activities must follow prescribed trading limits and parameters that are regularly reviewed by the Company's Chief Executive Officer. All derivatives transactions are approved by the Company's Chief Executive Officer before being entered into and significant transactions are reviewed by the Company's Board of Directors. The Company uses only conventional derivative instruments and attempts to manage its credit risk by entering into derivative contracts only with financial institutions that are believed to be reputable and which carry an investment grade rating.

         Following are disclosures regarding the Company's market risk instruments. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to positions. It is not possible to accurately predict future movements in natural gas and oil prices.

         During 2001, the Company sold 431,000 barrels of oil. A hypothetical decrease of $2.57 per barrel (10% of average prices for the period exclusive of hedging transactions) would have decreased the Company's production revenues by $1,108,000 for the period. The Company sold 9,277,000 Mcf of natural gas during the same period. A hypothetical decrease of $ 0.32 per Mcf (10% of average prices for the period exclusive of hedging transactions) would have decreased the Company's production revenues by $2,969,000 for the period.

         The Company closed certain derivative instruments between December 31, 2001 and March 15, 2002, for net realized gains totaling $2,450,000. As of March 15, 2002, open oil and gas derivative instruments showed net unrealized losses of $48,000, as follows:

                                                       Market           Total Volumes       Contract      Unrealized
Time Period                                             Index          (MMBtu or Bbls)       Price      Gains (Losses)
-----------                                            -------         ---------------      --------    --------------
Natural gas futures
     April - June 2002 ...........................      NYMEX             2,300,000         $ 3.152         $  69,000
     July - September 2002 .......................      NYMEX             2,100,000           3.214            59,000
     October - December 2002 .....................      NYMEX             1,000,000           3.308            (4,000)
     January - February 2003 .....................      NYMEX               300,000           3.630           (35,000)

Natural gas basis swaps
     November - December 2002 ....................    NYMEX/CIG             600,000            0.34            42,000
     January - March 2003 ........................    NYMEX/CIG             900,000            0.34            63,000

Crude Oil Futures
     May - June 2002 .............................      NYMEX                30,000           21.60           (98,000)
     July - September 2002 .......................      NYMEX                45,000           21.45          (144,000)
                                                                                                            ---------

Total Unrealized Gains ...........................                                                          $ (48,000)
                                                                                                            =========

         As of December 31, 2001, the Company had $4,378,000 of unrealized gains on derivatives that did not qualify for hedge accounting, which had been reported as revenue in 2001, and $94,000 of unrealized mark-to-market gains on derivatives treated as hedges, which amount was included in other comprehensive income for 2001. This total of $4,472,000 exceeded the aggregate of gains realized on derivatives in 2002 through March 15 and the net unrealized loss on derivatives outstanding at that date by $2,070,000. This amount less the $94,000 of unrealized hedging gains which were not reported as revenue in 2001 would be recorded as a reduction of current period or future revenue if gas and oil prices were to remain at levels reflected on futures markets as of March 15, 2002. Such amounts will change, however, potentially significantly, as gas and oil prices rise or fall before such contracts expire or are terminated.

         The table above excludes commodity positions with Enron North America Corp, which filed for bankruptcy protection in December 2001. Prima's unrealized hedge gain due from Enron totaled approximately $241,000 when the Company terminated the contract under default provisions in the agreement. Although this amount was reflected in gains on derivative instruments in 2001, the full amount was reserved for and reflected as an impairment expense in the same period.


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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12, and 13 are omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the close of the fiscal year. The information required by such Items will be included in the definitive proxy statement to be so filed for the Company's annual meeting of stockholders scheduled for May 15, 2002 and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1) FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report ............................................    36
Consolidated Balance Sheets at December 31, 2001 and 2000 ...............    37
Consolidated Statements of Income for the years ended
     December 31, 2001, 2000 and 1999 ...................................    39
Consolidated Statements of Comprehensive Income for the years ended
     December 31, 2001, 2000 and 1999 ...................................    40
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2001, 2000 and 1999 ...................................    41
Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999 ...................................    42
Notes to Consolidated Financial Statements for the years ended
     December 31, 2001, 2000 and 1999 ...................................    43

         (a)(2) FINANCIAL STATEMENT SCHEDULES

         Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

         (a)(3) EXHIBITS

         The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K or are incorporated by reference to previous filings.

EXHIBIT NO.         DOCUMENT

    3 Certificate of Incorporation of Prima energy Corporation, Delaware, as filed August 18, 1988. (Incorporated by reference to Registration of Securities of Certain Successor Issuers on Form 8-B dated January 20, 1989.)

    3 Certificate of Amendment of Certificate of Incorporation of Prima Energy Corporation filed May 1, 1989. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated June 30, 1989.)

    3 Bylaws of Prima Energy Corporation. (Incorporated by reference to Registration of Securities of Certain Successor Issuers on Form 8-B dated January 20, 1989.)

    3 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated June 30, 1997.)

    3 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated September 30, 2000.)

    3 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated June 30, 2001 and filed August 14, 2001.)

    4 Rights Agreement dated as of May 23, 2001, between Prima Energy Corporation and Computershare Trust Company, Inc., as Rights Agent, including the form of Certificate of Designation, Powers, Preferences and Rights of Series A Participating Preferred Stock dated May 29, 2001, as Exhibit A, the Form of Right Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Current Report on Form 8-K for Prima Energy Corporation dated May 23, 2001 and filed June 6, 2001.)

   10 Prima Energy Corporation Employee Stock Ownership Plan (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated June 30, 1989.)

   10 Prima Energy Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated December 31, 1993.)

   10 Agreement of Lease between Denver-Stellar Associates LP, Landlord and Prima Energy Corporation, Tenant, effective December 1, 2000. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated December 31, 2000.)

   21        Subsidiaries of the Registrant

   23        Consent of Deloitte & Touche LLP

   (b)   REPORTS ON FORM 8-K

         During the quarter ended and subsequent to December 31, 2001, the Company filed the following reports on Form 8-K:

o Report dated November 13, 2001, reporting earnings for the quarter and nine months ended September 30, 2001, and providing an update on operating activities and commodity hedging.

o Report dated March 4, 2002, reporting year-end 2001 reserves, year 2002 estimated capital expenditures, and the sale of assets.

o Report dated March 20, 2002, reporting year-end 2001 financial results and providing an update of operating activities and commodity hedging transactions.

                          INDEPENDENT AUDITORS' REPORT



Prima Energy Corporation:

          We have audited the accompanying consolidated balance sheets of Prima Energy Corporation ("Company") and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Note 1 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."



DELOITTE & TOUCHE LLP

March 15, 2002
Denver, Colorado

                            PRIMA ENERGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                                            2001              2000
                                                                                        -------------    -------------
     CURRENT ASSETS
     Cash and cash equivalents ......................................................   $  23,337,000    $  20,382,000
     Available for sale securities, at market .......................................       2,418,000        2,311,000
     Receivables (net of allowance for doubtful
        accounts:  $295,000 and $44,000) ............................................       5,806,000        8,902,000
     Derivatives, at fair value .....................................................       4,472,000                0
     Inventory ......................................................................       1,415,000        1,409,000
     Other ..........................................................................         710,000        1,042,000
                                                                                        -------------    -------------
       Total current assets .........................................................      38,158,000       34,046,000
                                                                                        -------------    -------------

     OIL AND GAS PROPERTIES, at cost, accounted for using the full cost method:
     Proved .........................................................................     130,710,000      100,270,000
     Unproved .......................................................................      13,132,000        9,382,000
     Less accumulated depreciation, depletion and  amortization .....................     (53,270,000)     (43,935,000)
                                                                                        -------------    -------------
         Oil and gas properties - net ...............................................      90,572,000       65,717,000
                                                                                        -------------    -------------

     PROPERTY AND EQUIPMENT, at cost
     Oilfield service equipment .....................................................       9,159,000        7,664,000
     Furniture and equipment ........................................................         694,000          729,000
     Field office, shop and land ....................................................         473,000          473,000
                                                                                        -------------    -------------
                                                                                           10,326,000        8,866,000
     Less accumulated depreciation ..................................................      (4,893,000)      (3,986,000)
                                                                                        -------------    -------------
         Property and equipment - net ...............................................       5,433,000        4,880,000
                                                                                        -------------    -------------

     OTHER ASSETS ...................................................................       1,281,000          257,000
                                                                                        -------------    -------------

                                                                                        $ 135,444,000    $ 104,900,000
                                                                                        =============    =============


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED BALANCE SHEETS (CONT'D.)
                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   2001            2000
                                                                              -------------    -------------
     CURRENT LIABILITIES
     Accounts payable .....................................................   $   1,668,000    $   3,207,000
     Amounts payable to oil and gas property owners .......................       1,910,000        2,501,000
     Ad valorem and production taxes payable ..............................       3,272,000        1,857,000
     Accrued and other liabilities ........................................       1,408,000          803,000
     Deferred tax liability ...............................................       1,778,000                0
                                                                              -------------    -------------

         Total current liabilities ........................................      10,036,000        8,368,000

     AD VALOREM TAXES, non-current ........................................       3,302,000        3,213,000
     DEFERRED INCOME TAX LIABILITY ........................................      20,366,000       13,021,000
                                                                              -------------    -------------

          Total liabilities ...............................................      33,704,000       24,602,000
                                                                              -------------    -------------

     STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value, 2,000,000 shares
       authorized; no shares issued or outstanding ........................               0                0
     Common stock, $0.015 par value, 35,000,000 shares
       authorized; 12,890,346 and 12,793,373 shares issued ................         193,000          192,000
     Additional paid-in capital ...........................................       3,147,000        1,760,000
     Retained earnings ....................................................     102,240,000       78,472,000
     Accumulated other comprehensive income (loss) ........................          26,000         (126,000)
     Treasury stock, 155,351 and no shares, at cost .......................      (3,866,000)               0
                                                                              -------------    -------------

          Stockholders' equity - net ......................................     101,740,000       80,298,000
                                                                              -------------    -------------

                                                                              $ 135,444,000    $ 104,900,000
                                                                              =============    =============


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     2001          2000         1999
                                                                 -----------   -----------   -----------
REVENUES
Oil and gas sales ............................................   $44,548,000   $44,437,000   $20,644,000
Gains on derivative instruments, net .........................     6,435,000             0             0
Oilfield services ............................................     8,090,000     6,278,000     4,974,000
Trading revenues .............................................             0             0     2,318,000
Interest, dividend and other income ..........................     1,214,000     1,464,000     1,286,000
                                                                 -----------   -----------   -----------
                                                                  60,287,000    52,179,000    29,222,000
                                                                 -----------   -----------   -----------
EXPENSES
Depreciation, depletion and amortization:
  Depletion of oil and gas properties ........................     9,190,000     6,150,000     4,650,000
  Depreciation of property and equipment .....................     1,369,000     1,054,000       817,000
Lease operating expense ......................................     3,295,000     2,623,000     2,012,000
Ad valorem and production taxes ..............................     3,344,000     3,421,000     1,765,000
Oilfield services ............................................     5,482,000     4,585,000     3,377,000
General and administrative ...................................     3,559,000     2,916,000     1,712,000
Impairment of natural gas swap ...............................       241,000             0             0
Cost of trading ..............................................             0             0     2,827,000
                                                                 -----------   -----------   -----------
                                                                  26,480,000    20,749,000    17,160,000
                                                                 -----------   -----------   -----------

Income Before Income Taxes and Cumulative Effect
  of Change in Accounting Principle ..........................    33,807,000    31,430,000    12,062,000
Provision for Income Taxes ...................................    10,650,000     9,535,000     3,035,000
                                                                 -----------   -----------   -----------
Net Income Before Cumulative Effect of Change in
  Accounting Principle .......................................    23,157,000    21,895,000     9,027,000
Cumulative Effect of Change in Accounting Principle (net
of income taxes of $265,000) .................................       611,000             0             0
                                                                 -----------   -----------   -----------

NET INCOME ...................................................   $23,768,000   $21,895,000   $ 9,027,000
                                                                 ===========   ===========   ===========

Basic Net Income per Share Before Cumulative Effect
  of Change in Accounting Principle ..........................   $      1.82   $      1.72   $      0.70
Cumulative Effect of Change in Accounting Principle ..........          0.05          0.00          0.00
                                                                 -----------   -----------   -----------
BASIC NET INCOME PER SHARE ...................................   $      1.87   $      1.72   $      0.70
                                                                 ===========   ===========   ===========

Diluted Net Income per Share Before Cumulative Effect
  of Change in Accounting Principle ..........................   $      1.75   $      1.65   $      0.69
Cumulative Effect of Change in Accounting Principle ..........          0.05          0.00          0.00
                                                                 -----------   -----------   -----------
DILUTED NET INCOME PER SHARE .................................   $      1.80   $      1.65   $      0.69
                                                                 ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
Net income ..................................................   $ 23,768,000    $ 21,895,000    $  9,027,000
                                                                ------------    ------------    ------------

Other comprehensive income:

Change in fair value of hedges ..............................      3,475,000               0               0
Reclassification adjustment for realized gains on hedges
  included in net income ....................................     (3,381,000)              0               0
Deferred income tax expense related to change in fair
  value of hedges ...........................................        (35,000)              0               0
Change in fair value of available-for-sale securities .......        147,000         170,000        (551,000)
Reclassification adjustment for realized losses included
  in net income .............................................          1,000          18,000          81,000
Deferred income tax (expense) benefit related to change
  in fair value of available-for-sale securities ............        (55,000)        (70,000)        175,000
                                                                ------------    ------------    ------------

                                                                     152,000         118,000        (295,000)
                                                                ------------    ------------    ------------

COMPREHENSIVE INCOME ........................................   $ 23,920,000    $ 22,013,000    $  8,732,000
                                                                ============    ============    ============


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                  Accumulated
                                                      Additional                     Other
                                           Common      Paid-In        Retained    Comprehensive    Treasury
                                           Stock       Capital        Earnings    Income (Loss)      Stock         Total
                                          --------   -----------    ------------- -------------  -----------    ------------
BALANCES, January 1, 1999 .............   $196,000   $ 4,308,000    $  47,550,000   $   51,000   $  (797,000)   $ 51,308,000

Net income ............................                                 9,027,000                                  9,027,000
Exercise of stock options .............      2,000       843,000                                                     845,000
Tax benefit from exercise of non-
  qualified stock options .............                  477,000                                                     477,000
Other comprehensive income ............                                               (295,000)                     (295,000)
Treasury stock purchased ..............                                                           (2,454,000)     (2,454,000)
                                          --------   -----------    -------------   ----------   -----------    ------------

BALANCES, December 31, 1999 ...........    198,000     5,628,000       56,577,000     (244,000)   (3,251,000)     58,908,000

Net income ............................                                21,895,000                                 21,895,000
Exercise of stock options .............      1,000       591,000                                                     592,000
Tax benefit from exercise of non-
  qualified stock options .............                  720,000                                                     720,000
Other comprehensive income ............                                                118,000                       118,000
Treasury stock purchased ..............                                                           (1,935,000)     (1,935,000)
Treasury stock canceled ...............     (7,000)   (5,179,000)                                  5,186,000               0
                                          --------   -----------    -------------   ----------   -----------    ------------

BALANCES, December 31, 2000 ...........    192,000     1,760,000       78,472,000     (126,000)            0      80,298,000

Net income ............................                                23,768,000                                 23,768,000
Exercise of stock options .............      1,000       525,000                                                     526,000
Tax benefit from exercise of non-
  qualified stock options .............                  732,000                                                     732,000
Other comprehensive income ............                                                152,000                       152,000
Treasury stock purchased ..............                                                           (3,866,000)     (3,866,000)
Other .................................                  130,000                                                     130,000
                                          --------   -----------    -------------   ----------   -----------    ------------

BALANCES, December 31, 2001 ...........   $193,000   $ 3,147,000    $ 102,240,000   $   26,000   $(3,866,000)   $101,740,000
                                          ========   ===========    =============   ==========   ===========    ============


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
OPERATING ACTIVITIES
Net income ..................................................   $ 23,768,000    $ 21,895,000    $  9,027,000
Adjustments to reconcile net income to net cash
provided by operating activities ............................
   Depreciation, depletion and amortization .................     10,559,000       7,204,000       5,467,000
   Deferred income taxes ....................................      9,123,000       7,319,000       2,281,000
   Unrealized derivative activities .........................     (4,378,000)
   Current taxes from sale of oil and gas properties ........              0               0      (5,704,000)
                                                                                                           0
   Other ....................................................        626,000         745,000         551,000
   Changes in operating assets and liabilities:
      Receivables ...........................................      3,096,000      (3,618,000)       (588,000)
      Inventory .............................................         (6,000)       (572,000)       (225,000)
      Other current assets ..................................        241,000        (129,000)       (374,000)
      Accounts payable and payables to owners ...............     (2,130,000)      2,124,000         489,000
      Production taxes payable ..............................      1,504,000       2,344,000          86,000
      Accrued and other liabilities .........................        605,000        (936,000)        996,000
                                                                ------------    ------------    ------------
        Net cash provided by operating activities ...........     43,008,000      36,376,000      12,006,000
                                                                ------------    ------------    ------------

INVESTING ACTIVITIES
Additions to oil and gas properties .........................    (35,248,000)    (31,952,000)    (18,617,000)
Purchases of other properties ...............................     (1,958,000)     (1,613,000)     (2,673,000)
Purchases of securities .....................................       (125,000)       (249,000)       (497,000)
Proceeds from sales of property .............................        435,000         280,000      27,871,000
                                                                ------------    ------------    ------------
   Net cash provided by (used in) investing activities ......    (36,896,000)    (33,534,000)      6,084,000
                                                                ------------    ------------    ------------

FINANCING ACTIVITIES
Treasury stock purchased ....................................     (3,866,000)     (1,935,000)     (2,454,000)
Proceeds from exercise of stock options .....................        526,000         592,000         845,000
Other .......................................................        183,000               0        (120,000)
                                                                ------------    ------------    ------------
   Net cash used in financing activities ....................     (3,157,000)     (1,343,000)     (1,729,000)
                                                                ------------    ------------    ------------

Increase in cash and cash equivalents .......................      2,955,000       1,499,000      16,361,000
Cash and cash equivalents, beginning of year ................     20,382,000      18,883,000       2,522,000
                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year ......................   $ 23,337,000    $ 20,382,000    $ 18,883,000
                                                                ============    ============    ============


          See accompanying notes to consolidated financial statements.

                            PRIMA ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

          Prima Energy Corporation ("Prima") is an independent oil and gas company primarily engaged in the exploration for, and the acquisition, development and production of, crude oil and natural gas. Through its wholly owned subsidiaries, Prima is also engaged in oil and gas property operations, oilfield services and natural gas gathering, marketing and trading. Prima's current activities are conducted principally in the Rocky Mountain region of the United States.

BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of Prima and its wholly owned subsidiaries, herein collectively referred to as the "Company." The Company's proportionate share of capital expenditures, production revenue and operating expenses from working interests in oil and gas properties is included in the consolidated financial statements. All significant intercompany transactions have been eliminated. Certain amounts in prior years have been reclassified to conform with the classifications at December 31, 2001.

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

COMPREHENSIVE INCOME

         Comprehensive income consists of net income and unrealized gains and losses on marketable equity securities held for sale and the effective component of derivative instruments classified as cash flow hedges, net of tax. Comprehensive income is presented in the consolidated statements of stockholders' equity and comprehensive income.

CONSOLIDATED STATEMENTS OF CASH FLOWS

          Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated financial statements.

      Supplemental disclosures of cash flow information:

          Cash paid for income taxes was $905,000, $2,722,000 and $4,725,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Cash paid for interest in 2000 and 1999 was $15,000 and $37,000, respectively. No amounts were paid for interest in 2001.

     Supplemental schedule of noncash investing and financing activities:

         The Company purchased oilfield service assets for $ 460,000 in March 1999. A summary of the transaction is as follows:

         Fair value of assets acquired ..............................   $460,000
         Cash paid ..................................................    276,000
                                                                         -------
         Note payable issued to seller ..............................   $184,000
                                                                        ========

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS AND AVAILABLE FOR SALE SECURITIES

          Cash in excess of daily requirements is invested in money market accounts and commercial paper with maturities of three months or less. The carrying amount of cash equivalents approximates fair value because of the short maturity and high credit quality of those investments.

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

          Commencing with its adoption of Statement of Financial Accounting Standards No. 133 on January 1, 2001 (see Note 4), the Company has recognized all derivatives on its balance sheet at their estimated fair values. The fair values of these contracts are determined based on various factors, including contract volumes and prices, contract settlement dates, quoted closing prices on the NYMEX or over-the-counter and, where applicable, volatility and the time value of options. The calculation of the fair value of collars and floors requires the use of the Black-Scholes option-pricing model, but the Company had no such positions during 2001. Substantially all of the Company's derivatives transactions are settled based upon reported settlement prices on the NYMEX or as quoted in relatively liquid over-the-counter markets by a number of market makers.

INVENTORY

          Inventory consists of various tubular goods and surface production facility equipment intended to be used in the Company's oil and gas operations and is stated at the lower of cost or market value using the first-in, first-out valuation method.

OIL AND GAS PROPERTIES

          The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration, are capitalized within a cost center. The Company's oil and gas properties are all located within the United States, which constitutes one cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas properties unless the sale represents a significant portion of oil and gas properties and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas properties is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves. The Company invests in unevaluated oil and gas properties for the purpose of future exploration for proved reserves. The costs of such assets are included in unproved oil and gas properties at the lower of cost or estimated fair market value and are not subject to amortization.

          Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying prices of oil and natural gas as of the balance sheet date of the calculation to estimated future production of proved oil and gas reserves as of such date, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions. The Company did not recognize any impairment losses during the three-year period ended December 31, 2001.

          The Company does not accrue costs for future site restoration, dismantlement and abandonment costs related to proved oil and gas properties because the Company estimates that such costs will be offset by the salvage value of equipment sold upon abandonment of such properties. The Company's estimates are based upon its historical experience and upon review of its current properties and restoration obligations.

PROPERTY AND EQUIPMENT

          Property and equipment is recorded at cost. Renewals and betterments that substantially extend the useful lives of the assets are capitalized. Maintenance and repairs are expensed when incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to 15 years. Long-lived assets, other than oil and gas properties, are evaluated for impairment to determine if current circumstances and market conditions indicate the carrying amount may not be recoverable. The Company did not recognize any impairment losses during the three-year period ended December 31, 2001.

NATURAL GAS REVENUES

         The Company utilizes the accrual method of accounting for natural gas revenues whereby revenues are recognized as the Company's entitlement share of gas is produced based on its net revenue interests in the properties. The Company records a receivable (payable) to the extent it receives less (more) than its proportionate share of gas revenues. At December 31, 2001, the imbalance position was not significant.

OILFIELD SERVICES AND OPERATOR FEES

          Fees earned from providing oilfield services and operating wells for third parties are recorded when the services are performed. Oilfield services fees are recognized as income. Operating fees are recorded as a reduction of general and administrative expenses.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         The Company periodically enters into derivative contracts to mitigate risks associated with downward price movements in benchmark NYMEX gas and oil prices or, in the case of basis swaps, to protect the Company from increases in the differential between NYMEX and Rocky Mountain gas prices. The Company's derivatives contracts generally represent cash flow hedges that are determined to be qualifying or non-qualifying for hedge accounting treatment in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

          SFAS 133 prescribes that the fair value of all derivatives should be recognized as either assets or liabilities in the statement of financial position. SFAS 133 also establishes requirements for designation and documentation of hedging relationships and ongoing effectiveness assessments. Hedge effectiveness is measured based on the relative changes over time in the fair values of a derivative and the related hedged item. If a cash flow hedge qualifies for hedge accounting under SFAS 133, and is so designated by the Company, changes in the fair value of the derivative are recorded initially in other comprehensive income and then recognized in the income statement when the hedged item affects earnings. If a cash flow hedge does not qualify for hedge accounting under SFAS 133, or if the Company so elects, changes in the fair value of the derivative are immediately recognized in earnings. The Company generally elects to use hedge accounting when conditions to do so are satisfied.

          The Company has determined that pursuant to SFAS 133 requirements, and based on its current sources of oil and gas production, swaps, collars, puts or floors that are based on NYMEX oil prices or CIG gas prices qualify as cash flow hedges. Derivatives based on NYMEX gas prices will not so qualify unless the Company has entered into corresponding transactions to hedge basis differentials between NYMEX and CIG indices. In addition, stand-alone basis differential swaps and sales of call options do not qualify for hedge accounting.

          The adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $1,241,000, a current liability of $549,000, and net-of-tax cumulative effect adjustments reducing other comprehensive income by $129,000 and increasing net income by $611,000. The $611,000 is reflected as the cumulative effect of a change in accounting principle in the December 31, 2001 financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

2.  AVAILABLE FOR SALE SECURITIES

          The Company's available for sale securities are comprised of marketable equity securities, including closed-end bond funds. For the years ended December 31, 2001 and 2000, the Company sold securities with a market value of $166,000 and $57,000 which resulted in realized losses of $1,000 and $18,000, respectively. The net unrealized gain or loss on securities at December 31, 2001 and 2000 is included in accumulated other comprehensive income, net of deferred income taxes of $(20,000) and $(75,000), respectively. The change in net unrealized gain or loss on securities for the years ended December 31, 2001 and 2000 was as follows:

                                                                               2001         2000
                                                                            ---------    ---------
    Net unrealized gain (loss), beginning of year .......................   $(201,000)   $(389,000)
    Net unrealized gain (loss), end of year .............................     (53,000)    (201,000)
                                                                            ---------    ---------
    Net change in unrealized gain or loss ...............................   $ 148,000    $ 188,000
                                                                            =========    =========

The components of fair value as of December 31, 2001 and 2000 were as follows:

                                                                                2001           2000
                                                                             ----------     ----------
    Cost (including reinvested distributions) ...........................   $ 2,471,000    $ 2,512,000
    Gross unrealized gains ..............................................        88,000         43,000
    Gross unrealized losses .............................................      (141,000)      (244,000)
                                                                            -----------    -----------
    Fair value ..........................................................   $ 2,418,000    $ 2,311,000
                                                                            ===========    ===========

3.  EARNINGS PER SHARE AND COMMON STOCK

          The following table reconciles the numerator and denominator used in the calculation of basic and diluted net income per share.

                                                                  Income         Shares      Per Share
                                                                (Numerator)   (Denominator)   Amount
                                                                -----------    ----------   -----------
Year Ended December 31, 2001:
     Basic Net Income per Share .............................   $23,768,000    12,731,181   $      1.87
     Effect of Stock Options ................................             0       487,970   ===========
                                                                -----------    ----------
     Diluted Net Income per Share ...........................   $23,768,000    13,219,151   $      1.80
                                                                ===========    ==========   ===========

Year Ended December 31, 2000:
     Basic Net Income per Share .............................   $21,895,000    12,748,917   $      1.72
     Effect of Stock Options ................................             0       544,006   ===========
                                                                -----------    ----------
     Diluted Net Income per Share ...........................   $21,895,000    13,292,923   $      1.65
                                                                ===========    ==========   ===========

Year Ended December 31, 1999:
     Basic Net Income per Share .............................   $ 9,027,000    12,854,196   $      0.70
     Effect of Stock Options ................................             0       282,647   ===========
                                                                -----------    ----------
     Diluted Net Income per Share ...........................   $ 9,027,000    13,136,843   $      0.69
                                                                ===========    ==========   ===========

          The Board of Directors of Prima approved two separate three for two stock splits of the Company's common stock during 2000. All share and per share amounts included in these financial statements have been restated to show the retroactive effects of the stock splits.

          During 2000, the Company purchased 108,150 shares of its common stock for its treasury for $1,935,000. The Board of Directors authorized the retirement of 431,199 shares of common stock held in the treasury as of December 31, 2000. These shares were returned to an authorized but unissued status. In January 2001, the Board approved a repurchase program of up to 5% of the Company's common stock then outstanding, or approximately 640,000 shares. In 2001, the Company purchased 155,351 treasury shares for $3,866,000. This represents approximately 1.2% of the shares then outstanding, or 24% of the shares authorized under the repurchase program.

          During 2000, the shareholders of Prima approved an increase in the number of authorized shares of common stock from 12,000,000 to 18,000,000 shares. During 2001, the shareholders approved an additional increase to 35,000,000 authorized shares.

4.  DERIVATIVE ACTIVITIES

         Crude oil and natural gas futures, options and swaps, and basis swaps, are used from time to time in order to hedge the price of a portion of the Company's production and to lock in the basis from NYMEX to the Rocky Mountains. These cash flow hedging derivatives are entered into to mitigate the risk of fluctuating oil and natural gas prices and fluctuating basis differentials, which can adversely affect operating results. The Company uses only conventional derivative instruments and attempts to manage its credit risk by entering into derivative contracts only with financial institutions that are believed to be reputable and which carry an investment grade rating. While such hedges can reduce the adverse effects of oil and gas price declines, they may also limit the benefits of price increases.

         The Company has entered into various cash flow hedges related to its oil and gas production. Some of these derivatives qualify for hedge accounting, while others are non-qualifying. The following table summarizes the income statement effects of these transactions in 2001, 2000 and 1999:

                                                                   2001         2000         1999
                                                                ----------   ----------   ----------
Realized gains (losses) on derivatives qualifying for
  hedge accounting, included in oil and gas sales ...........   $3,381,000   $   42,000   $ (180,000)
Realized gains on non-qualifying hedges .....................    2,057,000           --           --
Unrealized gains on non-qualifying hedges ...................    4,378,000           --           --
                                                                ----------   ----------   ----------
Aggregate amounts reported on consolidated
  statements of income ......................................   $9,816,000   $   42,000   $ (180,000)
                                                                ==========   ==========   ==========

         In addition, the Company had $94,000 of unrealized mark-to-market gains as of December 31, 2001 on derivatives qualifying for hedge accounting, which amount has been included in other comprehensive income for 2001. The realized gains on derivatives that qualified for hedge accounting, which were included in oil and gas sales, related to approximately 24%, 1% and 15% of the Company's natural gas production in 2001, 2000 and 1999, respectively, and 19%, 5% and 25%, respectively, of its oil production for the same three years.

         As of December 31, 2001, the Company had recorded a current asset of $4,472,000, representing the aggregate unrealized mark-to-market gains for its open derivative positions, which are summarized below:

                                                          Market             Total Volumes       Contract          Unrealized
Time Period                                                Index                (MMBtu)           Price               Gains
-----------                                               ------             ------------        --------          ----------
Natural Gas Futures
     January 1 - March 31, 2002 ....................       NYMEX                1,900,000          3.6201          $ 1,935,000
     April 1 - June 30, 2002 .......................       NYMEX                2,300,000          3.1525            1,089,000
     July 1 - September 30, 2002 ...................       NYMEX                2,100,000          3.2136              892,000
     October 1 - December 31, 2002 .................       NYMEX                1,000,000          3.3076              393,000
     January 1 - February 28, 2003 .................       NYMEX                  300,000          3.6300              103,000

Natural Gas Basis Swaps
     November - December, 2002 .....................     NYMEX/CIG                600,000          0.3400               24,000
     January 1, 2003 -  March 31, 2003 .............     NYMEX/CIG                900,000          0.3400               36,000
                                                                                                                   -----------

Total Unrealized Gains .............................                                                               $ 4,472,000
                                                                                                                   ===========

         Oil and gas prices are volatile and the market value of these derivatives will change as the underlying commodity futures prices change. Mark-to-market adjustments could result in significant earnings volatility. The actual gains or losses realized will depend on the applicable futures prices in effect at the time such positions expire or are closed. The table above excludes commodity positions with Enron North America Corp, which filed for bankruptcy protection in December 2001. Prima's unrealized gain on derivatives due from Enron totaled approximately $241,000 when the Company terminated the contract under default provisions in the agreement. Although this amount was reflected in gains on derivative instruments in 2001, the full amount was reserved for and reflected as an impairment expense in the same period.

5.  INCOME TAXES

          The provision for income taxes consists of the following components:

                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
Current:
     Federal ................................................   $  2,067,000    $  2,114,000    $  5,340,000
     State ..................................................       (275,000)        102,000       1,118,000
                                                                ------------    ------------    ------------
                                                                   1,792,000       2,216,000       6,458,000
                                                                ------------    ------------    ------------
Deferred:
     Federal ................................................      8,732,000       6,656,000      (4,828,000)
     State ..................................................        782,000         382,000        (652,000)
                                                                ------------    ------------    ------------
                                                                   9,514,000       7,038,000      (5,480,000)
                                                                ------------    ------------    ------------

Tax credits .................................................       (391,000)        281,000       2,057,000
                                                                ------------    ------------    ------------

Provision for income taxes ..................................   $ 10,915,000    $  9,535,000    $  3,035,000
                                                                ============    ============    ============

          The provision for income taxes includes $265,000 of current expense that was netted in the cumulative effect of change in accounting method. During 2001, 2000 and 1999, the Company recognized income tax deductions of $1,979,000, $1,946,000 and $1,247,000, respectively, from the exercise of nonqualified stock options. Stockholders' equity has been credited in the amount of $732,000, $720,000 and $477,000 for the income tax benefit of these deductions. During 2001, the Company recognized taxable income of $207,000 from short-swing profits. Stockholders' equity has been reduced in the amount of $77,000 for the current income tax expense associated with this income.

          The significant components of deferred tax assets and liabilities included in the balance sheet are as follows:

                                                                             2001          2000
                                                                         -----------   -----------
Deferred Tax Assets:
  Minimum tax credit carryforwards ...................................   $ 1,727,000   $ 1,336,000
  State income taxes .................................................       663,000       395,000
  Other ..............................................................        68,000       109,000
                                                                         -----------   -----------
  Total Deferred Tax Assets ..........................................     2,458,000     1,840,000
                                                                         -----------   -----------

Deferred Tax Liabilities :
  Intangible drilling costs ..........................................    21,259,000    13,916,000
  Derivatives ........................................................     1,655,000             0
  Depreciation .......................................................       641,000       492,000
  Land held for investment ...........................................       370,000             0
  Other ..............................................................       677,000       362,000
                                                                         -----------   -----------
  Total Deferred Tax Liabilities .....................................    24,602,000    14,770,000
                                                                         -----------   -----------

Net Deferred Tax Liabilities (including current component of
  $1,778,000 in 2001) ................................................   $22,144,000   $12,930,000
                                                                         ===========   ===========

          A reconciliation of income tax computed at the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                2001     2000     1999
                                                                ----     ----     ----
Federal statutory income tax rate ...........................   34.0%    34.0%    34.0%
Percentage depletion ........................................   (1.2)    (1.5)    (2.2)
Section 29 credits ..........................................   (3.0)    (3.1)    (10.5)
State taxes, net of federal benefits ........................    1.0      1.0      2.6
Other .......................................................    0.7     (0.1)     1.3
                                                                ----     ----     ----
    Effective tax rate ......................................   31.5%    30.3%    25.2%
                                                                ====     ====     ====

          At December 31, 2001, the Company had minimum tax credit carryforwards of approximately $1,727,000, which may by carried forward indefinitely.

6.  SEGMENT INFORMATION

          The Company organizes its activities in operating segments that consist of 1) the acquisition, exploration, development and operation of oil and gas properties and the development, production and sale of oil and natural gas,
2) providing oil field services for wells which it operates and for third parties and 3) the marketing and trading of third party natural gas (which activity has not been actively conducted since 1999). The Company's activities are located primarily in the Rocky Mountain region of the United States, which is one geographic area.

          The information below presents the operating segment data for the Company on the basis used by management in deciding how to allocate resources and in assessing performance. The following table sets forth revenues, operating earnings before income taxes, identifiable assets, depreciation, depletion and amortization expense and capital expenditures for the years ended December 31, 2001, 2000 and 1999. This information is presented on the basis used by management, which is the same basis used in the preparation of the Company's consolidated financial statements.

                                                                     2001            2000             1999
                                                                -------------    -------------    -------------
Revenues
  Oil & gas (including gains on derivative instruments) .....   $  50,983,000    $  44,437,000    $  20,644,000
  Oilfield services .........................................      12,207,000        9,912,000        6,764,000
  Marketing and trading .....................................               0                0        2,318,000
                                                                -------------    -------------    -------------
                                                                   63,190,000       54,349,000       29,726,000
  Corporate revenues ........................................       1,214,000        1,464,000        1,286,000
  Intersegment sales ........................................      (4,117,000)      (3,634,000)      (1,790,000)
                                                                -------------    -------------    -------------
     Per financial statements ...............................   $  60,287,000    $  52,179,000    $  29,222,000
                                                                =============    =============    =============

Operating Earnings
  Oil & gas (including gains on derivative instruments) .....   $  34,913,000    $  32,243,000    $  12,217,000
  Oilfield services .........................................       2,083,000          844,000          984,000
  Marketing and trading .....................................               0                0         (511,000)
                                                                -------------    -------------    -------------
                                                                   36,996,000       33,087,000       12,690,000
  Corporate earnings ........................................      (3,189,000)      (1,657,000)        (628,000)
                                                                -------------    -------------    -------------
     Per financial statements ...............................   $  33,807,000    $  31,430,000    $  12,062,000
                                                                =============    =============    =============

Identifiable Assets
  Oil & gas .................................................   $ 100,200,000    $  72,747,000    $  44,321,000
  Oilfield services .........................................       7,218,000        6,044,000        6,184,000
                                                                -------------    -------------    -------------
                                                                  107,418,000       78,791,000       50,505,000
  Corporate assets ..........................................      28,026,000       26,109,000       22,160,000
                                                                -------------    -------------    -------------
     Per financial statements ...............................   $ 135,444,000    $ 104,900,000    $  72,665,000
                                                                =============    =============    =============

                                                                     2001            2000             1999
                                                                -------------    -------------    -------------
Depreciation, Depletion and Amortization Expense
  Oil and gas ...............................................   $   9,190,000    $   6,150,000    $   4,650,000
  Oilfield services .........................................       1,284,000          982,000          750,000
                                                                -------------    -------------    -------------
                                                                   10,474,000        7,132,000        5,400,000
  Corporate .................................................          85,000           72,000           67,000
                                                                -------------    -------------    -------------
     Per financial statements ...............................   $  10,559,000    $   7,204,000    $   5,467,000
                                                                =============    =============    =============

Capital Expenditures
  Oil and gas ...............................................   $  35,248,000    $  31,952,000    $  18,617,000
  Oilfield services .........................................       1,866,000        1,524,000        2,819,000
                                                                -------------    -------------    -------------
                                                                   37,114,000       33,476,000       21,436,000
  Corporate .................................................          92,000           89,000           38,000
                                                                -------------    -------------    -------------
     Per financial statements ...............................   $  37,206,000    $  33,565,000    $  21,474,000
                                                                =============    =============    =============

          Total revenue by operating segment includes both sales to unaffiliated customers, as reported in the Company's consolidated income statement, and intersegment sales, which are oilfield services provided to Company-owned wells, which are eliminated in consolidation. Oilfield services revenue is priced and accounted for consistently for both unaffiliated and intersegment sales.

          Identifiable assets by operating segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, cash equivalents and available for sale securities.

          Following is a table summarizing the percentage of sales made to each customer that accounted for over 10% of the Company's consolidated revenues. Although the loss of any of these customers could have a material adverse effect on the Company, the Company believes it would be able to locate other customers for the purchase of its production and may be able to secure additional marketing opportunities.

                                                               2001  2000  1999
                                                               ----  ----  ----
Oil and Gas:
  Duke Energy Field Services, Inc. ..........................   31%   36%   28%
  Valero Energy (formerly Ultramar Diamond Shamrock) ........   16    21    15

7.  COMMITMENTS AND CONTINGENCIES

          The Company entered into a seven-year office space lease, effective December 1, 2000. Office lease expense totaled $282,000, $187,000 and $155,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum annual rentals under the non-cancelable operating lease for the remainder of the seven-year term are as follows:

         Year ending December 31, 2002 .................................................   $  285,000
         Year ending December 31, 2003 .................................................      288,000
         Year ending December 31, 2004 .................................................      317,000
         Year ending December 31, 2005 .................................................      317,000
         Year ending December 31, 2006 .................................................      317,000
         Year ending December 31, 2007 .................................................      290,000
                                                                                           ----------
                                                                                           $1,814,000
                                                                                           ==========

          From time to time the Company may be involved in litigation that arises in the normal course of business operations. As of the date of this report, the Company is not a party to any litigation that it believes could reasonably be expected to have a material adverse effect on the business or results of operations.

8.  BENEFIT PLANS

EMPLOYEE STOCK OPTION PLAN

          Under the Prima Energy Corporation 1993 Stock Incentive Plan and the Prima Energy Corporation 2001 Stock Incentive Plan, 2,650,000 shares of Prima's common stock are reserved for issuance to key employees at fair market value on the date of grant. Options granted to date under the plan vest ratably over three to five years, and expire ten years from the date of grant. At December 31, 2001, options to acquire 1,037,950 shares of the Company's common stock were outstanding. The exercise prices, which equaled the market price of the stock on the date of grant, range from $3.93 to $33.25 per share, with a weighted average price of $11.14 per share. No options were granted in 2000. As of December 31, 2001, the weighted average remaining contractual life of the options outstanding is 5 years, 4 months. A summary of options granted, exercised and outstanding during the three years ended December 31, 2001 is as follows:

                                                                                 Number     Weighted Average
                                                                                of Shares   Exercise Prices
                                                                                ---------   ---------------
       Balance at December 31, 1998 ........................................    1,182,375       $ 5.15
       Granted during 1999 .................................................       30,375         9.39
       Exercised ...........................................................     (208,125)        4.06
                                                                                ---------
       Outstanding at December 31, 1999 ....................................    1,004,625         5.50

       Exercised in 2000 ...................................................      (92,650)        5.62
                                                                                ---------
       Outstanding at December 31, 2000 ....................................      911,975         5.57

       Granted during 2001 .................................................      216,000        32.55
       Exercised ...........................................................      (86,425)        5.26
       Forfeited ...........................................................       (3,600)       14.08
                                                                                ---------
       Outstanding at December 31, 2001 ....................................    1,037,950        11.14
                                                                                =========
       Exercisable at December 31, 1999 ....................................      622,350         4.48
       Exercisable at December 31, 2000 ....................................      654,125         4.70
       Exercisable at December 31, 2001 ....................................      652,225         5.03

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

          Under the Prima Energy Corporation Non-Employee Directors' Stock Option Plan 225,000 shares of Prima's common stock are reserved for issuance to non-employee directors at fair market value on the date of grant of a stock option. Upon the effective date of the plan, or upon election as a non-employee director, 22,500 options are granted each non-employee director. On each anniversary date of the initial grant, an additional 5,625 options are granted to each non-employee director for as long as they continue to serve on the Board. Options vest ratably over five years, and expire ten years from the date of grant. At December 31, 2001, options to acquire 135,000 shares of the Company's common stock were outstanding under the plan, at exercise prices ranging from $6.67 to $32.33 per share. As of December 31, 2001, the weighted average remaining contractual life of the options outstanding is eight years. A summary of options granted, exercised and outstanding during the three years ended December 31, 2001 is as follows:

                                                                                Number    Weighted Average
                                                                               of Shares  Exercise Prices
                                                                               ---------  ---------------
       Balance at December 31, 1998 ........................................     90,000       $ 6.67
       Granted during 1999 .................................................     22,500         9.83
                                                                               --------
       Outstanding at December 31, 1999 ....................................    112,500         7.30

       Granted during 2000 .................................................     61,875        24.96
       Exercised during 2000 ...............................................     (4,500)        6.67
       Forfeited during 2000  ..............................................    (23,625)        7.42
                                                                               --------
       Outstanding at December 31, 2000 ....................................    146,250        14.77

       Granted during 2001  ................................................     22,500        25.45
       Exercised during 2001 ...............................................    (10,125)        7.02
       Forfeited during 2001  ..............................................    (23,625)        7.46
                                                                               --------
       Outstanding at December 31, 2001 ....................................    135,000        18.15
                                                                               ========
       Exercisable at December 31, 1999 ....................................     18,000         6.67
       Exercisable at December 31, 2000 ....................................     30,375         7.02
       Exercisable at December 31, 2001 ....................................     42,750        12.26

SUMMARY OF OUTSTANDING OPTIONS

The following table summarizes information about stock options outstanding at December 31, 2001 on a combined basis for the employee and non-employee directors' plans:

                                         Stock Options Outstanding                       Stock Options Exercisable
                           -----------------------------------------------------     ----------------------------------
                                                Weighted-
                               Number             Average           Weighted-            Number            Weighted-
          Range of         Outstanding at        Remaining           Average         Exercisable at         Average
        Share Prices          12/31/01        Contractual Life    Exercise Price        12/31/01        Exercise Price
        ------------       --------------     ----------------    --------------     --------------     --------------
        $ 3.93 - 4.41           476,750              2.4               $4.14             476,750             $4.14
          6.67 - 9.83           401,450              6.7                7.26             206,375              7.06
        21.75 - 24.75            61,875              8.8               23.08               9,000             22.75
        29.90 - 33.25           232,875              9.2               32.46               2,850             32.08
                              ---------                                                  -------
                              1,172,950              5.5               11.83             694,975              5.36
                              =========                                                  =======

RECOGNITION OF COMPENSATION EXPENSE

         Prima has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation costs have been recognized for the Employee Stock Option Plan or the Non-Employee Directors' Stock Option Plan. For disclosure purposes, the fair value of options is measured at the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Such option valuation models also require the input of highly subjective assumptions, including the projected life of the options and expected stock price volatility. Because the Company's employee and directors' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimated fair value, these valuation models do not necessarily provide a reliable measure of the fair value of such stock options.

          The following assumptions were utilized to estimate the fair values on the dates of grant of options issued during the three years ended December 31, 2001, using the Black-Scholes Valuation Model:

                                                               2001  2000  1999
                                                               ----  ----  ----
Expected dividend yield .....................................    0%    0%    0%
Expected price volatility ...................................   43%   76%   37%
Risk free interest rate .....................................  5.1%  6.1%  6.8%
Expected life of options (in years) .........................    6     9     9

          Based on the above, the estimated weighted average fair values of employee stock options granted during 2001 and 1999 were $16.04 and $5.54, respectively. No employee stock options were granted in 2000. The weighted average fair values of non-employee directors' options granted during 2001, 2000 and 1999 were $12.49, $20.47 and $5.54, respectively.

          For purposes of pro forma disclosures, the estimated fair values of option grants are amortized to expense over the options' vesting periods. Had compensation expense been determined based on the estimated fair values at the grant dates for options awarded through December 31, 2001, consistent with the provisions of SFAS 123, the Company's net income and net income per share would have been adjusted to the pro forma amounts indicated below.

                                                                   2001          2000         1999
                                                               -----------   -----------   ----------
Net Income
     As reported ...........................................   $23,768,000   $21,895,000   $9,027,000
     Pro forma .............................................    23,359,000    21,585,000    8,750,000
Basic net income per share
     As reported ...........................................   $      1.87   $      1.72   $     0.70
     Pro forma .............................................   $      1.83   $      1.69   $     0.68
Diluted net income per share
     As reported ...........................................   $      1.80   $      1.65   $     0.69
     Pro forma .............................................   $      1.77   $      1.62   $     0.67

EMPLOYEE STOCK OWNERSHIP PLAN

          The Company has an Employee Stock Ownership Plan ("ESOP"), which is administered pursuant to a Trust Agreement. The ESOP is qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, and is for the benefit of all eligible employees of the Company. Allocations to participants are made annually as of the last day of the plan's year, September 30, and are allocated among the participants in proportion to their eligible compensation for the year. Contributions are payable at a minimum rate of 5% of eligible salaries. Through September 30, 1993, the ESOP provided for contributions to be made quarterly and to be used to purchase Prima common stock on the open market. Effective October 1, 1993, the ESOP was amended to allow fully vested employees the option to direct the Trustees to diversify a portion of their investments by selling a limited percent of Prima common stock and investing the proceeds, as well as their contributions, in various diversified investment options. The ESOP benefits all full-time employees and provides for vesting in increments over six years. For the years ended December 31, 2001, 2000 and 1999, the Company expensed $316,000, $283,000 and $224,000, respectively, of Company contributions to the Plan.

9.  TRANSACTIONS WITH RELATED PARTIES

          The Company is a 6% limited partner in a real estate limited partnership that owns approximately 22 acres of undeveloped land in Phoenix, Arizona for investment and capital appreciation. The partnership owns the 22 acres free and clear. One of the general partners of the partnership is a company controlled by a brother of the Company's president. The Company participated on the same basis as the other limited partners. This transaction was approved by the disinterested members of the Company's Board of Directors. The carrying value of this investment at December 31, 2001 and 2000 was $257,000. During the three years ended December 31, 2001, the Company did not make any capital contributions to the partnership, nor did it receive any distributions therefrom.

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

          At any point in time, there are receivables and payables with officers and directors that arise in the ordinary course of business as a result of participations in jointly held oil and gas properties. Amounts due to or from officers and directors resulting from billings of joint interest costs or receipts of production revenues on these properties are handled on terms pursuant to standard industry joint operating agreements which are no more or less favorable than similar transactions with unrelated parties.

          The Company acquired oil and gas leases covering 26,680 net undeveloped acres in June 2000 from a company controlled by a director of Prima for a negotiated price of $12 per net acre, or a total of $320,000. Additional acreage in the same general area were subsequently acquired from this director at cost. The aggregate amounts paid for these property interests, including the initial acquisition totaled $290,000 in 2001 and $376,000 in 2000. All leases acquired were subject to an overriding royalty reserved by the director or entities controlled by him of 3% or less, depending on the net revenue interest of the leases, proportionately reduced to the working interest acquired. The disinterested members of the Board of Directors approved the transactions.

10.  SUBSEQUENT EVENT

         On March 5, 2002, the Company sold all of its producing wells in the Stone's Throw CBM project in the northern Powder River Basin, along with associated gathering system facilities and approximately 35,000 net undeveloped acres in the Stone's Throw area. Net proceeds from the transaction totaled $13,539,000 after normal closing adjustments. Approximately $11,746,000 of the proceeds were closed into an escrow account with a qualified intermediary, to preserve the opportunity to consummate a tax-free like-kind exchange if suitable properties to acquire can be identified within 45 days and purchased within six months. If a tax-free exchange is not consummated, the Company's current income taxes for 2002 could increase by up to $1,400,000.

11.  SUPPLEMENTARY OIL AND GAS INFORMATION

          The Company's oil and gas operations are conducted entirely in the United States, primarily in the Rocky Mountain region. Certain information concerning these activities follows:

          COSTS INCURRED -- Costs incurred in oil and gas property acquisition, exploration and development activities and related depletion per equivalent unit-of-production were as follows:

                                                                    2001         2000          1999
                                                                -----------   -----------   -----------
Acquisition costs:
     Unproved properties ....................................   $ 2,114,000   $ 1,741,000   $ 3,347,000
     Proved properties ......................................       400,000       237,000       123,000
Exploration costs ...........................................     1,620,000       642,000     1,731,000
Development costs ...........................................    31,114,000    29,332,000    13,416,000
                                                                -----------   -----------   -----------
     Total ..................................................   $35,248,000   $31,952,000   $18,617,000
                                                                ===========   ===========   ===========
Amortization per equivalent
    Mcf of production .......................................   $      0.77   $      0.54   $      0.51
                                                                ===========   ===========   ===========

          COSTS NOT BEING AMORTIZED -- Oil and gas property costs not being amortized at December 31, 2001 consisted of $13,132,000 of leasehold costs. The Company anticipates that substantially all unevaluated costs will be classified as evaluated costs within five years.

          RESULTS OF OPERATIONS -- Results of operations for oil and gas producing activities were as follows:

                                                                   2001          2000          1999
                                                                -----------   -----------   -----------
Revenues
  Oil and gas sales .........................................   $44,548,000   $44,437,000   $20,644,000
  Gains on derivative instruments, net ......................     6,435,000             0             0
                                                                -----------   -----------   -----------
                                                                 50,983,000    44,437,000    20,644,000
                                                                -----------   -----------   -----------
Expenses
  Depletion of oil and gas properties .......................     9,190,000     6,150,000     4,650,000
  Lease operating expense ...................................     3,295,000     2,623,000     2,012,000
  Ad valorem and production taxes ...........................     3,344,000     3,421,000     1,765,000
  Impairment of natural gas swap ............................       241,000             0             0
                                                                -----------   -----------   -----------
                                                                 16,070,000    12,194,000     8,427,000
                                                                -----------   -----------   -----------

Income before income taxes ..................................    34,913,000    32,243,000    12,217,000
Income tax expense ..........................................    10,998,000     9,770,000     3,079,000
                                                                -----------   -----------   -----------

Income from oil and gas producing activities ................   $23,915,000   $22,473,000   $ 9,138,000
                                                                ===========   ===========   ===========

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

           The reserve information presented below is based on estimates of net proved reserves as of December 31, 2001 that were prepared by the Company's engineers and audited by Netherland, Sewell and Associates, Inc., independent petroleum engineers, and estimates at the end of 2000 and 1999 that were prepared or audited in part by Netherland, Sewell and Associates, Inc. and in part by Ryder Scott Company, independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way. The accuracy of any reserve estimates is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may require revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and natural gas that are ultimately produced.

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

          ANALYSES OF CHANGES IN PROVED RESERVES - The following table sets forth information regarding the Company's estimated net total proved and proved developed oil and gas reserve quantities:

                                                   2001                   2000                    1999
                                             ----------------       ------------------     -------------------
                                               Oil      Gas           Oil        Gas         Oil         Gas
                                             (MBBLS)   (MMCF)       (MBBLS)     (MMCF)     (MBBLS)      (MMCF)
                                             -------   ------       -------     ------     -------      ------
Proved reserves:
  Beginning of year ....................      3,729     154,172       3,268     124,111       2,826      71,207
  Purchases of oil and
    gas reserves in place ..............         --       2,388           1           5           8         167
  Net exchanges of oil and gas
     reserves in place .................         10      (2,051)         14         125           8         153
  Revisions of previous
     estimates .........................       (611)    (44,495)       (259)     (5,969)        (83)     (2,604)
   Extensions, discoveries
      and other additions ..............        697      14,485       1,145      44,583         862      68,160
   Production ..........................       (431)     (9,277)       (440)     (8,683)       (322)     (7,163)
   Sales of oil and gas
      reserves in place ................         --          --          --          --         (31)     (5,809)
                                           --------    --------    --------    --------    --------    --------
   End of year .........................      3,394     115,222       3,729     154,172       3,268     124,111
                                           ========    ========    ========    ========    ========    ========

Proved developed reserves:
   Beginning of year ...................      2,945      77,385       2,521      54,079       2,305      51,538

   End of year .........................      2,949      69,168       2,945      77,385       2,521      54,079


          YEAR-END OIL AND GAS PRICES -- Oil and natural gas prices in effect at each year end used in calculating reserve estimates were as follows:

                                                                 2001     2000     1999
                                                                 ----     ----     ----
Natural gas (per Mcf) .......................................   $1.94    $ 7.51   $ 1.90
Oil (per barrel) ............................................    19.71    26.48    24.68

          STANDARDIZED MEASURE - The following table presents the standardized measure of discounted future net cash flows related to proved oil and gas reserves.

                                                                     2001                2000               1999
                                                                ---------------    ---------------    ---------------
Future cash inflows .........................................   $   290,303,000    $ 1,256,037,000    $   316,417,000
Future production costs .....................................       (90,816,000)      (218,269,000)       (90,302,000)
Future development costs ....................................       (42,863,000)       (61,828,000)       (36,107,000)
                                                                ---------------    ---------------    ---------------
Future net cash flows .......................................       156,624,000        975,940,000        190,008,000
10% discount factor .........................................       (64,719,000)      (399,888,000)       (81,457,000)
Discounted future income taxes ..............................       (25,104,000)      (204,931,000)       (33,085,000)
                                                                ---------------    ---------------    ---------------
Standardized measure of discounted future net cash
   flows ....................................................   $    66,801,000    $   371,121,000    $    75,466,000
                                                                ===============    ===============    ===============

          A summary of changes in the standardized measure of discounted future net cash flows is as follows:

                                                                    2001             2000             1999
                                                                -------------    -------------    -------------
Standardized measure of discounted future net
   cash flows, beginning of year ............................   $ 371,121,000    $  75,466,000    $  51,426,000
Sales of oil and gas, net of production costs and
   taxes ....................................................     (34,057,000)     (38,392,000)     (16,867,000)
Net changes in prices and production costs ..................    (469,638,000)     358,936,000       23,719,000
Extensions, discoveries, and improved recovery,
   less related costs .......................................       8,680,000      169,062,000       42,530,000
Development costs incurred during the year ..................      19,920,000       12,128,000        6,373,000
Changes in estimated future development costs ...............      11,381,000          922,000        2,267,000
Revisions of previous quantity estimates ....................     (46,997,000)     (29,713,000)      (3,901,000)
Purchases of reserves in place ..............................       1,088,000          349,000          244,000
Net exchanges of reserves in place ..........................      (7,429,000)       3,409,000          233,000
Sales of reserves in place ..................................               0                0      (12,885,000)
Other .......................................................      (4,207,000)     (16,747,000)      (3,624,000)
Accretion of discount .......................................      37,112,000        7,547,000        5,143,000
Net changes in future income taxes ..........................     179,827,000     (171,846,000)     (19,192,000)
                                                                -------------    -------------    -------------
Standardized measure of discounted future net
  cash flows, end of year ...................................   $  66,801,000    $ 371,121,000    $  75,466,000
                                                                =============    =============    =============

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following is a summary of the unaudited financial data for each quarter for the years ended December 31, 2001 and 2000.

                                                                          Three Months Ended
                                                         ---------------------------------------------------
                                                         3/31/01        6/30/01       9/30/01       12/31/01
                                                         -------        -------       -------       --------
Year Ended December 31, 2001
   Revenues .........................................   $18,470,000   $14,188,000   $17,175,000   $10,454,000
   Gross profit .....................................    11,638,000     7,948,000    10,005,000     3,002,000
   Income before income tax and cumulative
     effect of change in accounting principle .......    11,975,000     8,221,000    10,242,000     3,369,000
   Net income .......................................     8,676,000     5,671,000     7,067,000     2,354,000
   Basic net income per share .......................          0.68          0.45          0.56          0.18
   Diluted net income per share .....................          0.65          0.43          0.54          0.18

                                                                           Three Months Ended
                                                         ---------------------------------------------------
                                                         3/31/00        6/30/00       9/30/00       12/31/00
                                                         -------        -------       -------       --------
Year Ended December 31, 2000
     Revenues .......................................   $10,677,000   $12,081,000   $13,264,000   $16,157,000
     Gross profit ...................................     5,483,000     6,470,000     7,609,000    10,404,000
     Net income .....................................     4,184,000     4,811,000     5,569,000     7,331,000
     Basic net income per share .....................          0.33          0.38          0.44          0.57
     Diluted net income per share ...................          0.32          0.36          0.42          0.55

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prima Energy Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Denver, Colorado on the 19th day of March, 2002.


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

SIGNATURE                                                   TITLE                                               DATE
---------                                                   -----                                               ----

 /s/ Richard H. Lewis                                                                                     March  19, 2002
-------------------------------
Richard H. Lewis                                  Chairman of the Board,
                                                  President, Treasurer,
                                                  (Principal Executive Officer)

 /s/ Neil L. Stenbuck                                                                                     March 19, 2002
-------------------------------
Neil L. Stenbuck                                  Executive Vice President - Finance
                                                  (Principal Financial Officer) and
                                                  Director

 /s/ Sandra J. Irlando                                                                                    March 19, 2002
-------------------------------
Sandra J. Irlando                                 Vice President - Accounting
                                                  (Principal Accounting Officer)


 /s/ James R. Cummings                                                                                    March 19, 2002
-------------------------------
James R. Cummings                                 Director


 /s/ Douglas J. Guion                                                                                     March 19, 2002
-------------------------------
Douglas J. Guion                                  Director


 /s/ Catherine James Paglia                                                                               March 19, 2002
-------------------------------
Catherine James Paglia                            Director


 /s/ George L. Seward                                                                                     March 19, 2002
-------------------------------
George L. Seward                                  Director

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
    3        Certificate of Incorporation of Prima energy Corporation, Delaware, as filed August 18, 1988. (Incorporated by reference to
             Registration of Securities of Certain Successor Issuers on Form 8-B
             dated January 20, 1989.)

    3        Certificate of Amendment of Certificate of Incorporation of Prima
             Energy Corporation filed May 1, 1989. (Incorporated by reference to
             Annual Report on Form 10-K for Prima Energy Corporation dated June
             30, 1989.)

    3        Bylaws of Prima Energy Corporation. (Incorporated by reference to
             Registration of Securities of Certain Successor Issuers on Form 8-B dated January 20, 1989.)

    3 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly
             Report on Form 10-Q for Prima Energy Corporation dated June 30,
             1997.)

    3 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly
             Report on Form 10-Q for Prima Energy Corporation dated September
             30, 2000.)

    3 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly
             Report on Form 10-Q for Prima Energy Corporation dated June 30,
             2001 and filed August 14, 2001.)

    4        Rights Agreement dated as of May 23, 2001, between Prima Energy
             Corporation and Computershare Trust Company, Inc., as Rights Agent, including the form of Certificate of Designation, Powers, Preferences and Rights of Series A Participating Preferred Stock dated May 29, 2001, as Exhibit A, the Form of Right Certificate, as
             Exhibit B, and the Summary of Rights to Purchase Preferred Shares.
             (Incorporated by reference to Current Report on Form 8-K for Prima
             Energy Corporation dated May 23, 2001 and filed June 6, 2001.)

   10        Prima Energy Corporation Employee Stock Ownership Plan
             (Incorporated by reference to Annual Report on Form 10-K for Prima
             Energy Corporation dated June 30, 1989.)

   10 Prima Energy Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy
             Corporation dated December 31, 1993.)

   10 Agreement of Lease between Denver-Stellar Associates LP, Landlord and Prima Energy Corporation, Tenant, effective December 1, 2000.
             (Incorporated by reference to Annual Report on Form 10-K for Prima
             Energy Corporation dated December 31, 2000.)

   21        Subsidiaries of the Registrant

   23        Consent of Deloitte & Touche LLP

   (b)   REPORTS ON FORM 8-K

         During the quarter ended and subsequent to December 31, 2001, the Company filed the following reports on Form 8-K:

o Report dated November 13, 2001, reporting earnings for the quarter and nine months ended September 30, 2001, and providing an update on operating activities and commodity hedging.

o Report dated March 4, 2002, reporting year-end 2001 reserves, year 2002 estimated capital expenditures, and the sale of assets.

o Report dated March 20, 2002, reporting year-end 2001 financial results and providing an update of operating activities and commodity hedging transactions.