Form 10-Q
period 2002-03-31
PRIMA ENERGY CORP
filed 2002-05-14
CIK 318107

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

As of April 30, 2002, the Registrant had 12,800,185 shares of Common Stock, $0.015 Par Value, outstanding.


================================================================================

                            PRIMA ENERGY CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
    Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheets ..........................    3

         Unaudited Consolidated Statements of Operations ................    5

         Unaudited Consolidated Statements of Comprehensive Income ......    6

         Unaudited Consolidated Statements of Cash Flows ................    7

         Notes to Unaudited Consolidated Financial Statements ...........    8

    Item 2.  Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations ....................   12

    Item 3.   Quantitative and Qualitative Disclosures About Market
                 Risk ...................................................   17

    Cautionary Statement for Purposes of the "Safe Harbor" Provisions
         of the Private Securities Litigation Reform Act of 1995 ........   19

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K ..........................   19

     Signatures .........................................................   21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PRIMA ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                              March 31,        December 31,
                                                                                2002              2001
                                                                           -------------      -------------
                                                                            (Unaudited)
CURRENT ASSETS
Cash and cash equivalents ............................................     $  28,746,000      $  23,337,000
Cash held in like-kind exchange escrow ...............................        11,746,000                 --
Available for sale securities, at market .............................         2,405,000          2,418,000
Receivables (net of allowance for doubtful
  accounts: 3/31/02, $295,000; 12/31/01, $295,000 ....................         4,982,000          5,806,000
Derivatives, at fair market value ....................................                --          4,472,000
Tubular goods inventory ..............................................         1,507,000          1,415,000
Other ................................................................         1,138,000            710,000
                                                                           -------------      -------------
       Total current assets ..........................................        50,524,000         38,158,000
                                                                           -------------      -------------

OIL AND GAS PROPERTIES, at cost, accounted
   for using the full cost method ....................................       132,824,000        143,842,000
Less accumulated depreciation, depletion and amortization ............       (55,649,000)       (53,270,000)
                                                                           -------------      -------------
       Oil and gas properties - net ..................................        77,175,000         90,572,000
                                                                           -------------      -------------

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment ...........................................         9,105,000          9,159,000
Furniture and equipment ..............................................           697,000            694,000
Field office, shop and land ..........................................           473,000            473,000
                                                                           -------------      -------------
                                                                              10,275,000         10,326,000
Less accumulated depreciation ........................................        (5,135,000)        (4,893,000)
                                                                           -------------      -------------
       Property and equipment - net ..................................         5,140,000          5,433,000
                                                                           -------------      -------------

OTHER ASSETS .........................................................         1,281,000          1,281,000
                                                                           -------------      -------------

                                                                           $ 134,120,000      $ 135,444,000
                                                                           =============      =============

     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D.)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            March 31,       December 31,
                                                                              2002             2001
                                                                         -------------    -------------
                                                                          (Unaudited)
CURRENT LIABILITIES
Accounts payable .....................................................   $   1,122,000    $   1,668,000
Derivatives, at fair value ...........................................       1,450,000               --
Amounts payable to oil and gas property owners .......................       1,557,000        1,910,000
Ad valorem and production taxes payable ..............................       3,026,000        3,272,000
Accrued and other liabilities ........................................         585,000        1,408,000
Deferred tax liability ...............................................              --        1,778,000
                                                                         -------------    -------------
       Total current liabilities .....................................       7,740,000       10,036,000

AD VALOREM TAXES, non-current ........................................       3,883,000        3,302,000
DEFERRED TAX LIABILITY ...............................................      21,870,000       20,366,000
                                                                         -------------    -------------
      Total liabilities ..............................................      33,493,000       33,704,000
                                                                         -------------    -------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares
   authorized; no shares issued or outstanding .......................              --               --
Common stock, $0.015 par value, 35,000,000 shares
    authorized; 12,899,923 and 12,889,923 shares issued ..............         193,000          193,000
Additional paid-in capital ...........................................       3,407,000        3,147,000
Retained earnings ....................................................     101,518,000      102,240,000
Accumulated other comprehensive income (loss) ........................        (505,000)          26,000
Treasury stock, 161,251 and 155,351 shares at cost ...................      (3,986,000)      (3,866,000)
                                                                         -------------    -------------
      Total stockholders' equity .....................................     100,627,000      101,740,000
                                                                         -------------    -------------

                                                                         $ 134,120,000    $ 135,444,000
                                                                         =============    =============


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                         ---------------------------
                                                                             2002            2001
                                                                         ------------    ------------
REVENUES
Oil and gas sales ....................................................   $  5,884,000    $ 16,357,000
Losses on derivatives instruments, net ...............................     (2,708,000)             --
Oilfield services ....................................................      2,085,000       1,776,000
Interest, dividend and other income ..................................        146,000         337,000
                                                                         ------------    ------------
                                                                            5,407,000      18,470,000
                                                                         ------------    ------------
EXPENSES
Depreciation, depletion and amortization:
     Depletion of oil and gas properties .............................      2,379,000       1,768,000
     Depreciation of property and equipment ..........................        322,000         282,000
Lease operating expense ..............................................        805,000         799,000
Ad valorem and production taxes ......................................        456,000       1,424,000
Cost of oilfield services ............................................      1,735,000       1,134,000
General and administrative ...........................................        772,000       1,088,000
                                                                         ------------    ------------
                                                                            6,469,000       6,495,000
                                                                         ------------    ------------
Income (Loss) Before Income Taxes and Cumulative Effect
 of Change in Accounting Principle ...................................     (1,062,000)     11,975,000
Provision for (Benefit from) Income Taxes ............................       (340,000)      3,910,000
                                                                         ------------    ------------
Net Income (Loss) Before Cumulative Effect of Change
   in Accounting Principle ...........................................       (722,000)      8,065,000
Cumulative Effect of Change in Accounting Principle ..................             --         611,000
                                                                         ------------    ------------

NET INCOME (LOSS) ....................................................   $   (722,000)   $  8,676,000
                                                                         ============    ============

Basic Net Income (Loss) per Share Before Cumulative Effect
   of Change in Accounting Principle .................................   $      (0.06)   $       0.63
Cumulative Effect of Change in Accounting Principle ..................             --            0.05
                                                                         ------------    ------------

BASIC NET INCOME (LOSS) PER SHARE ....................................   $      (0.06)   $       0.68
                                                                         ============    ============

Diluted Net Income (Loss) per Share Before Cumulative
   Effect of Change in Accounting Principle ..........................   $      (0.06)   $       0.60
Cumulative Effect of Change in Accounting Principle ..................             --            0.05
                                                                         ------------    ------------

DILUTED NET INCOME (LOSS) PER SHARE ..................................   $      (0.06)   $       0.65
                                                                         ============    ============

Weighted Average Common Shares Outstanding ...........................     12,731,895      12,757,551
                                                                         ============    ============
Weighted Average Common Shares Outstanding
  Assuming Dilution ..................................................     12,731,895      13,322,748
                                                                         ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                              2002          2001
                                                                          -----------    -----------
Net income (loss) .....................................................   $  (722,000)   $ 8,676,000
                                                                          -----------    -----------

Other comprehensive income (loss):

Change in fair value of hedges ........................................      (764,000)     1,921,000
Reclassification adjustment for realized gains on hedges
   included in net income .............................................            --       (523,000)
Deferred income tax expense related to change in fair value
   of hedges ..........................................................       283,000       (517,000)

Change in fair value of available-for-sale securities .................       (81,000)        98,000
Reclassification adjustment for realized losses
   included in net income .............................................         1,000             --
Deferred income tax expense related to change in fair value
   of available-for-sale securities ...................................        30,000        (36,000)
                                                                          -----------    -----------

                                                                             (531,000)       943,000
                                                                          -----------    -----------



COMPREHENSIVE INCOME  (LOSS) ..........................................   $(1,253,000)   $ 9,619,000
                                                                          ===========    ===========


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                              2002          2001
                                                                          -----------    -----------
OPERATING ACTIVITIES
Net income (loss) ....................................................   $   (722,000)   $  8,676,000
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation, depletion and amortization ........................      2,701,000       2,050,000
     Deferred income taxes ...........................................       (440,000)      3,656,000
     Mark to market commodity derivatives:
       Total losses (gains) ..........................................      2,708,000        (660,000)
       Amounts received on closed positions ..........................      2,450,000              --
     Other ...........................................................        241,000         (19,000)
     Changes in operating assets and liabilities:
        Receivables ..................................................        824,000         471,000
        Inventory ....................................................        (92,000)       (350,000)
        Other current assets .........................................         50,000         127,000
        Accounts payable and payables to owners ......................       (899,000)      1,222,000
        Production taxes payable .....................................        335,000       1,465,000
        Accrued and other liabilities ................................       (823,000)        (16,000)
                                                                         ------------    ------------
            Net cash provided by operating activities ................      6,333,000      16,622,000
                                                                         ------------    ------------

INVESTING ACTIVITIES
Proceeds from sales of oil & gas properties ..........................     13,553,000              --
Increase in cash held in like-kind exchange escrow ...................    (11,746,000)             --
Additions to oil and gas properties ..................................     (2,535,000)    (11,060,000)
Purchases of other property ..........................................        (50,000)       (279,000)
Purchases of available for sale securities ...........................        (65,000)        (28,000)
                                                                         ------------    ------------
            Net cash used in investing activities ....................       (843,000)    (11,367,000)
                                                                         ------------    ------------

FINANCING ACTIVITIES
Treasury stock purchased .............................................       (120,000)     (1,625,000)
Proceeds from common stock issued ....................................         39,000              --
Other ................................................................             --         172,000
                                                                         ------------    ------------
            Net cash used in financing activities ....................        (81,000)     (1,453,000)
                                                                         ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS ................................      5,409,000       3,802,000
CASH AND CASH EQUIVALENTS, beginning of period .......................     23,337,000      20,382,000
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS, end of period .............................   $ 28,746,000    $ 24,184,000
                                                                         ============    ============

Supplemental schedule of noncash investing activities:

Other assets acquired in exchange for undeveloped
     oil and gas properties ..........................................   $         --    $  1,000,000
                                                                         ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                            PRIMA ENERGY CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

         Prima Energy Corporation is an independent oil and gas company primarily engaged in the exploration for, and the acquisition, development and production of, crude oil and natural gas. Through wholly owned subsidiaries, we also conduct operations in oil and gas property management, oilfield services and natural gas gathering, marketing and trading. These activities have been conducted predominantly in the Rocky Mountain region of the United States.

         Our consolidated financial statements include the accounts of Prima Energy Corporation and its subsidiaries, which are collectively referred to in this report as "Prima" or "the Company". All significant intercompany transactions have been eliminated.

         Financial information presented herein as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 is unaudited but reflects all adjustments that we believe are necessary to fairly present Prima's financial position, results of operations and cash flows for the periods shown. Such adjustments consist only of normal recurring accruals. Certain prior-year amounts have also been reclassified to conform to classifications reflected as of March 31, 2002. Results for interim periods are not necessarily indicative of results to be expected for our full fiscal year ending December 31, 2002.

         The consolidated financial statements presented in this Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements that were included in Prima's Annual Report on Form 10-K filed for the year ended December 31, 2001.

2.  DERIVATIVES TRANSACTIONS

         From time to time, we have used crude oil and natural gas futures, options and swaps, to mitigate risks associated with fluctuating oil and natural gas prices and basis differentials. While the use of such derivatives can reduce the adverse effects of oil and gas price declines or increases in basis differentials, they also generally limit the benefits of price increases.

         Prima adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), effective January 1, 2001. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 133 prescribes that the fair value of all derivatives should be recognized as either assets or liabilities in the statement of financial position. If a cash flow hedge qualifies for hedge accounting under SFAS 133, and is designated as such by Prima management when the contract is initiated, changes in the fair value of the derivative are recorded in other comprehensive income until the hedged item affects earnings, at which time any realized gain or loss is recognized in the income statement. If a cash flow hedge does not qualify for hedge accounting under SFAS 133, or if we so elect when the contract is initiated, changes in the fair value of the derivative are immediately recognized in earnings.

         Pursuant to SFAS 133 requirements, and based on our current sources of oil and gas production, we have determined that swaps, collars, puts or floors that are based on NYMEX oil prices or CIG gas prices qualify as cash flow hedges. Derivatives based on NYMEX gas prices will not so qualify unless we have entered into corresponding transactions to hedge basis differentials between NYMEX and CIG indices. In addition, stand-alone basis differential swaps and sales of call options do not qualify for hedge accounting.

          Our adoption of SFAS 133 as of January 1, 2001 resulted in the recognition of a current asset of $1,241,000, a current liability of $549,000, and net-of-tax cumulative effect adjustments reducing other comprehensive income by $129,000 and increasing net income by $611,000. The $611,000 is reflected as the cumulative effect of a change in accounting principle in financial statements for the first quarter of 2001.

         We have entered into various derivatives contracts related to futures prices for oil and natural gas. Some of these derivatives have qualified for hedge accounting, while others have been non-qualifying. Prima realized net cash receipts of $2,450,000 from derivatives positions that were closed out during the first quarter of 2002, but our revenues for the period included aggregate net losses from oil and gas derivatives of $2,708,000. The realized gains had largely been included in revenues reported in 2001, through mark-to-market accounting for the carrying value of the positions at the end of December 2001. The net losses recognized in the quarter ended March 31, 2002 primarily reflected declines in the fair value of Prima's derivatives positions outstanding at period end, since December 31, 2001 or, if later, since initiation of the position. The losses on derivatives recognized in the first three months of 2002 related to instruments that did not qualify for hedge accounting. Such instruments were principally NYMEX gas swaps for which we did not elect to enter into corresponding swaps for Rocky Mountain basis differentials. In the first quarter of the prior year, $422,000 of gains from derivative transactions that qualified for hedge accounting were included in oil and gas sales.

         As of March 31, 2002, Prima had recorded a current liability of $1,450,000, representing the aggregate unrealized mark-to-market losses for its open derivative positions at that date. These positions are summarized below:

                                                    Market            Total Volumes      Contract       Unrealized
Time Period                                          Index               (MMBtu)          Price         Gain (Loss)
-----------                                         -------           -------------      --------      ------------
Natural Gas Futures
     April - June 2002 .................             NYMEX                 2,300,000       $3.1525       $ (497,000)
     July - September 2002 .............             NYMEX                 2,100,000        3.2136         (320,000)
     October - December 2002 ...........             NYMEX                 1,000,000        3.3076         (190,000)
     January - February 2003 ...........             NYMEX                   300,000        3.6300          (91,000)

Natural Gas Basis Swaps
     November - December 2002 ..........           NYMEX/CIG                 600,000        0.3400                0
     January -  March 2003 .............           NYMEX/CIG                 900,000        0.3400                0

Crude Oil Futures
     May - June 2002 ...................             NYMEX                    30,000         21.60         (142,000)
     July - September 2002 .............             NYMEX                    45,000         21.45         (210,000)
                                                                                                        -----------

Total Unrealized Losses ................                                                                $(1,450,000)
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

3.  EARNINGS PER SHARE

         Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur upon exercise of options to acquire common stock, computed using the treasury stock method. The treasury stock method assumes that the number of additional shares that could be issued is reduced by the number of shares that could have been repurchased with proceeds that Prima would receive upon exercise of the options. The amount of shares that could have been repurchased was determined using the average market price of our common stock during the reporting period.

         The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted net income per share for the quarter ended March 31, 2001. The diluted loss per share calculations for the quarter ended March 31, 2002 produce results that are anti-dilutive. The dilutive calculation for 2002 increased the common shares outstanding by 442,789 shares. Therefore, the diluted loss per share amounts for 2002 reported in the accompanying consolidated statements of income are the same as the basic loss per share amounts.

                                                               Income          Shares          Per Share
                                                             (Numerator)    (Denominator)       Amount
                                                              ----------    -------------     ----------
Quarter Ended March 31, 2001:
     Basic Net Income per Share ........................      $8,676,000      12,757,551      $     0.68
     Effect of Stock Options ...........................              --         565,197      ==========
                                                              ----------      ----------
     Diluted Net Income per Share ......................      $8,676,000      13,322,748      $     0.65
                                                              ==========      ==========      ==========

4.  SALE OF ASSETS

         On March 5, 2002, Prima sold all of its producing wells in the Stone's Throw CBM project in the northern Powder River Basin, along with associated gathering system facilities and approximately 35,000 net undeveloped acres in the Stone's Throw area. Net proceeds from the transaction totaled $13,539,000 after normal closing adjustments. Approximately $11,746,000 of the proceeds were closed into an escrow account with a qualified intermediary, to preserve the opportunity to consummate a tax-free like-kind exchange if suitable properties to acquire can be identified within 45 days (which was subsequently accomplished) and purchased within six months. If a tax-free exchange is not consummated, Prima's current income taxes for 2002 could increase by up to $1,400,000.

5.  NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. This statement was effective for the Company in the first quarter of 2002. The adoption of this statement has not had a material effect on our financial position or results of operations.

          In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with long-lived assets and requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying costs of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. We are currently assessing, but have not yet determined, the impact of SFAS No. 143 on our financial position, results of operations, or cash flows.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally is to be applied prospectively. The adoption of this statement has not had a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is intended to assist in understanding Prima's financial position at March 31, 2002, its results of operations for the three-month periods ended March 31, 2002 and March 31, 2001, and our assessment of Prima's liquidity and capital resources.

LIQUIDITY AND CAPITAL RESOURCES

          Prima's principal sources of liquidity have been the internal generation of cash flow from operations, proceeds from occasional asset sales, and existing net working capital. Additional potential sources of capital include borrowings and issuances of common stock or other securities. Our revenues and cash flows are substantially derived from oil and gas sales, which are dependent upon oil and gas production volumes and sales prices.

          During the quarter ended March 31, 2002, net cash provided by Prima's operating activities totaled $6,333,000. We also received cash proceeds totaling approximately $13,553,000 from the sale of certain oil and gas properties, while our new investments in oil and gas properties aggregated approximately $2,535,000 in the recent quarter. Prima's net working capital increased from $28,122,000 at the end of 2001 to $42,784,000 at March 31, 2002. Net working capital at the end of the first quarter of 2002 included cash equivalents and short-term investments totaling $42,897,000, compared to $25,755,000 at the end of 2001, and Prima was free of long-term debt at both dates.

         The overall increase in net working capital in the first quarter of 2002 occurred despite a swing in the mark-to-market value of our derivatives positions from a net asset of $4,472,000 at the end of 2001 to a net liability of $1,450,000 at the end of March 2002. We collected approximately $2,450,000 from positions that expired or were closed during the quarter, and the value of the remaining positions was lowered by increases in oil and gas prices quoted in futures markets. Higher market prices for oil and gas reduce the value of our commodity derivatives but generally increase the prices we receive for the sales of our production.

         The assets sold consisted primarily of our Stones Throw CBM project in the northern Powder River Basin, the associated gathering system and approximately 35,000 net undeveloped acres in the Stones Throw area. These properties accounted for approximately 6.1% of Prima's total estimated proved oil and gas reserves and 4.5% of the related estimated present value of future net cash flows before income taxes, as of the end of 2001. The transaction was closed on March 5, 2002. The producing wells sold accounted for approximately 8% of Prima's total oil and gas sales revenue before hedging effects during the first two months of 2002.

         Prima invested $2,535,000 in oil and gas properties during the quarter ended March 31, 2002, including $1,904,000 on well costs and other development activities and $631,000 for undeveloped acreage. Well costs were incurred principally in refracturing or recompleting 11 gross (9.2 net) wells in the Denver Basin. During the first quarter of 2002, Prima also expended $50,000 for other property and equipment and $120,000 for the purchase of 5,900 shares of treasury stock.

         We deferred certain investments earlier in the year to benefit from anticipated improvements in gas prices and service costs, which did begin to materialize late in the first quarter. Certain investments in the Powder River Basin CBM play were also delayed to take advantage of developing infrastructure, activities of other operators, and the anticipated issuance later in the year by the Bureau of Land Management of a record of decision concerning an environmental impact statement (EIS) for CBM development in the Powder River Basin. Approximately 82% of Prima's Powder River Basin acreage is federal and access to federal lands has been limited pending completion of the EIS. As previously reported, Prima anticipates making current year capital investments aggregating between $25 million and $30 million, with investment activities weighted toward the second half of the year.

          Currently planned 2002 drilling activities include 60 to 90 CBM wells, six to 12 wells in the Denver Basin, and three to six exploratory wells. Additional planned 2002 activities provide for investments in various hook-up and infrastructure projects, including the Porcupine-Tuit CBM project in the Powder River Basin, and conducting 40 to 50 refracturing or recompletion operations in the Denver Basin. A significant portion of the 2002 budget has also been reserved for acquisition of additional acreage for future exploration or exploitation, or for other opportunities identified during the year.

         We recently initiated a four-well drilling program in the Denver Basin and plan to complete the balance of the current year drilling program beginning in the fall, after crop season. We also recently initiated our current year Powder River Basin CBM drilling program with the drilling of four wells in the Porcupine-Tuit area. Prima has now drilled 27 Wyodak coal wells to-date at Porcupine-Tuit and has identified 66 additional locations in the project area for near-term drilling. Most of these locations are on federal lands, where drilling access is presently limited, but we have applications for drilling permits pending and anticipate obtaining such permits for drilling most of the locations during the latter part of the year. Another CBM project with near-term activity planned is in the Kingsbury area, where we intend to commence our first deep-coal pilot. We plan to drill 14 wells to test two coals at depths between 1,500 feet and 2,000 feet beginning mid-year and anticipate having these wells on pump before year-end.

          Potential exploratory activity later in the year includes a test well on the Merna Prospect, located in Sublette County, Wyoming, 10 to 30 miles north of the Pinedale Anticline. Prima owns approximately 72,000 gross (28,000 net) undeveloped acres in the prospect area. We previously agreed to support a large integrated gas company's re-entry of a well in the vicinity of Prima leasehold. In exchange for providing us with all of the well information, that party has the right to drill on a portion of our leasehold and earn a partial interest therein. The agreement calls for the other company to commence drilling a well on our leasehold no later than August 2002. The drilling of that well is timed to coincide with installation of a temporary 42-mile six-inch natural gas pipeline designed to facilitate the testing of the well. The target objective of this well will be the Cretaceous Lance and Mesaverde formations, which are under extensive development on the Pinedale Anticline to the southeast.

         Exploratory operations are also continuing in the Coyote Flats Prospect area, which is located on the Wasatch Plateau 15 to 25 miles northwest of Price, Utah. During the first quarter, Prima increased its interest in certain prospect leases in which it already owned a 25% interest, by exercising an option to purchase the remaining 75% (representing approximately 25,000 net acres). We now own approximately 75,000 gross (71,000 net) acres within the prospect area. Prima has also been proceeding with efforts to obtain regulatory and surface owner approvals required to facilitate the drilling of two test wells on the prospect. Significant hydrocarbon production exists in the region. Prima's objectives at Coyote Flats will be to test the hydrocarbon potential of sandstone and coal bed reservoirs in the Blackhawk, Emery, Ferron and Dakota members of the middle to lower Cretaceous section.

         Activity is also expected later in the year on the Teakettle Prospect (formerly considered a part of the South Jonah Prospect), in which a large independent energy company recently acquired an interest and has proposed drilling a well to test the Lance and Mesaverde formations. Prima owns 4,440 gross (2,220 net) acres in the prospect area, which is located in Sublette County, Wyoming, in the northern portion of the Green River Basin. This prospect is located approximately ten miles from the large Jonah Field, which produces primarily from the over-pressured Upper Cretaceous Lance Formation. Prima is currently evaluating options for its level of participation in the proposed test well, which is expected to be drilled in the fourth quarter of this year.

         Although a specific budget for property acquisitions has not been established, Prima continues to pursue such opportunities on an ongoing basis. Approximately $11,746,000 of proceeds from the Stones Throw sale was closed into an escrow account with a qualifying intermediary to preserve the opportunity to consummate a tax-free like-kind exchange. We have satisfied the requirement to identify suitable properties within 45 days of the sale and will be able to defer the tax gain if such properties are acquired on or before September 1, 2002.

         Prima's average daily net production in the first quarter of 2002 totaled approximately 29,400 Mcfe, including an average 3,600 Mcf per day contributed by the Stones Throw property, which was sold in early March. In the absence of an acquisition, significant production from new sources is not expected until after the anticipated commencement of production from the Porcupine-Tuit CBM project in the third quarter of this year. Production reported for several wells in the Porcupine-Tuit area owned by other operators has been generally averaging 150 to 250 Mcf per day after brief de-watering periods, with several wells averaging in excess of 350 Mcf per day. We expect production from our wells in this area to perform similarly but cannot forecast with certitude when production will be initiated or how the wells will then perform. The timing and amounts of production that may be added later in the year from other new activities, including other CBM projects and exploration, also cannot be precisely forecast.

         In January 2001, Prima's Board of Directors approved a repurchase program of up to 5% of the Company's common stock then outstanding, or approximately 640,000 shares. As of March 31, 2002, approximately 479,000 shares remained subject to repurchase under this authorization.

         We expect to fund our current year exploration, development, and exploitation operations, the expansion of our service companies, and any re-purchases of common stock with cash provided by operating activities and existing working capital. We also regularly review opportunities for acquisition of assets or companies related to the oil and gas industry that could expand or enhance our existing business. If a sufficiently large transaction is consummated, it could involve the incurrence of debt or issuance of equity securities.

RESULTS OF OPERATIONS

         As noted above, Prima's primary source of revenues is the sale of natural gas and oil production. Because of significant fluctuations in oil and natural gas prices and variances in production volumes, operating results for any period are not necessarily indicative of future operating results.

         Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond our control. Prima's revenues, cash flows, earnings and operations are adversely affected when oil and gas prices decline. Gas prices declined significantly after reaching record high levels early in 2001, which has unfavorably impacted our operating results year to date in 2002, compared to the prior year, as further discussed below. We cannot accurately predict future natural gas and oil prices, but historically gas and oil supply and demand have responded to changes in price levels to correct from short-lived extreme levels of high or low prices.

          For the quarter ended March 31, 2002, Prima reported a net loss of $722,000, or $0.06 per diluted share, on revenues of $5,407,000. As further discussed below, Prima's revenues for the first quarter of 2002 reflected $2,708,000 of net losses from oil and gas derivatives, although net cash receipts of $2,450,000 were realized on derivatives positions that were closed out during the quarter. Operating results for the recent quarter compared to first quarter 2001 net income of $8,676,000, or $0.65 per diluted share including $0.05 per share from the cumulative effect of adoption of FAS 133, on revenues of $18,470,000. Expenses, other than income taxes, totaled $6,469,000 in the latest quarter compared to $6,495,000 in the first three months of 2001. Revenues decreased $13,063,000 or 71%, while expenses decreased $26,000 or less than 1%, in 2002.

         Oil and gas sales reported for the first quarter of 2002 totaled $5,884,000, compared to $16,357,000 for 2001, a decrease of 64%. The decline was attributable to the combined effects of a 4% year-over-year reduction in production volumes and 62% lower average price realizations per equivalent unit of natural gas and oil produced.

         Prima's natural gas production totaled 2,103,000 Mcf in the first three months of 2002 compared to 2,099,000 Mcf in the same period of 2001, representing less than a 1% increase year-over-year. The recent quarter included 321,000 Mcf from two months' net production from the Stones Throw CBM property, which was sold March 5, 2002. Prima's oil production totaled 90,000 barrels and 111,000 barrels in the first three months of 2002 and 2001, respectively, representing a current-year decrease of 21,000 barrels, or 19%. On an equivalent unit basis, our production decreased approximately 4%, to 2,644,000 Mcfe in the recent quarter from 2,765,000 Mcfe in the same quarter of 2001. Net production from CBM operations increased from 91,000 Mcfe in the first quarter of 2001 to 382,000 Mcfe (including contributions from Stones Throw) in the first quarter of 2002, partially offsetting net decreases from other producing properties, which were attributable to natural declines. The declines on non-CBM properties reflected a high level of drilling and re-stimulation activity in the favorable commodity price environment that prevailed in late 2000 and early 2001, and very limited new activity in the relatively low commodity price environment of late 2001 and early 2002. Prima's total production was 80% natural gas and 20% oil in 2002, compared to 76% gas and 24% oil in the prior year period.

         The average sales price realized for natural gas production was $1.87 per Mcf in the initial quarter of 2002, compared to $6.29 per Mcf in the first three months of 2001, representing a decrease of $4.42 per Mcf, or 70%. The average price received per barrel of oil in the recent quarter was $21.61, compared to $28.51 in the same period last year, yielding a decrease of $6.90 per barrel or 24%. On an Mcf equivalent basis, the average price we received was $2.23 per Mcfe in the latest quarter compared to $5.92 per Mcfe in the prior year period, representing an overall 62% decline in average prices. Approximately 67% of our total oil and gas revenues in 2002 were derived from natural gas sales, compared to 81% in the first quarter of 2001.

          As noted, our revenues for the first quarter of 2002 included $2,708,000 of reported net losses from oil and gas derivatives. Prima realized net cash receipts of $2,450,000 from derivatives positions that were closed out during the quarter, but such gains had mostly been included in revenues reported in 2001, through "marking to market" the carrying value of the positions at the end of December 2001. The net losses recognized in the recent quarter reflected declines in the fair value of Prima's derivatives positions that were outstanding at period end, due to sharp increases in oil and gas futures prices during March 2002, as quoted on the New York Mercantile Exchange. While such price increases diminish the value of our derivatives, they are generally associated with higher price realizations on the physical sales of our production. The losses recognized in the first quarter of 2002 related to derivatives that did not qualify for hedge accounting. Such instruments were principally NYMEX gas swaps for which we did not elect to enter into corresponding swaps for Rocky Mountain basis differentials. In the first quarter of the prior year, $422,000 of gains from derivative transactions that qualified for hedge accounting were included in oil and gas sales and had the effect of increasing average natural gas price realizations reported for the quarter by $0.20 per Mcf.

          Depletion expense for oil and gas properties was $2,379,000, or $0.90 per Mcfe, in 2002, compared to $1,768,000, or $0.64 per Mcfe, in 2001. The substantial increase in the depletion rate reflects a number of factors, including: significant declines in oil and gas prices, which, under the methodology prescribed, affects estimates of oil and gas reserves that can be economically recovered through future production; increases in oilfield service costs, which impacted actual costs incurred during the past year and the assumptions required to be used in estimating future development costs; and use of more conservative assumptions for estimating undeveloped CBM reserves, pending additional performance-related data. The depletion rate per Mcfe was increased mid-year 2001.

          Depreciation of other fixed assets, which include service equipment, office furniture and equipment, and buildings, was $322,000 and $282,000 for 2002 and 2001, respectively. The increase of $40,000, or 14%, was due primarily to acquisitions of oilfield service equipment in 2001.

         Lease operating expenses ("LOE") totaled $805,000 for the three months ended March 31, 2002 compared to $799,000 for the three months ended March 31, 2001, an increase of $6,000 or 1%. Additional costs associated with new production from CBM wells were offset by reduced workover activities on other properties. Lease operating expenses averaged $0.30 per Mcfe produced in the 2002 quarter compared to $0.29 per Mcfe in the 2001 quarter. Ad valorem and other production taxes totaled $456,000 and $1,424,000 for the same periods, a decrease of $968,000 or 68%. Production taxes fluctuate with revenues and changing mill levy rates, and the year-over-year decline was primarily attributable to lower oil and gas prices. Production taxes averaged $0.17 and $0.52 per Mcfe in the 2002 and 2001 quarters, respectively. Total lifting costs (LOE plus ad valorem and production taxes) were 21% of oil and gas revenues in the first quarter of 2002 compared to 14% in the first quarter of 2001.

         Oilfield services include the operations of Action Oilfield Services, Inc. (Colorado) and Action Energy Services (Wyoming), wholly-owned subsidiaries. Related revenues include well servicing fees from completion and swab rigs, CBM drilling rigs, trucking, water hauling, equipment rentals, and other related activities. Services are provided to both Prima and unaffiliated third parties, but intercompany billings are eliminated in consolidation. Revenues from third parties totaled $2,085,000 for the three months ended March 31, 2002 compared to $1,776,000 for the three months ended March 31, 2001, an increase of $309,000, or 17%. Costs of oilfield services provided to third parties were $1,735,000 in 2002 compared to $1,134,000 for 2001, an increase of $601,000 or 53%. Higher revenues and costs in the current year both reflect increases in the amount of equipment placed in service and a greater portion of services provided to third parties. Approximately 10% of fees billed by our service companies in 2002 were for Prima-owned property interests, compared to 39% in 2001. The year-over-year decline in operating margins for the service companies reflects lower equipment utilization and rate reductions in 2002, due to reduced overall demand for oilfield services.

         General and administrative expenses ("G&A"), net of third party reimbursements and amounts capitalized, were $772,000 for the three months ended March 31, 2002 compared to $1,088,000 for the three months ended March 31, 2001. Net G&A decreased $316,000 or 29% due primarily to lower bonus costs, higher reimbursements from third parties, and increased amounts capitalized. Third-party reimbursements of management and operator fees increased from $115,000 in 2001 to $146,000 in 2002 because Prima operated the wells at Stones Throw in March and was reimbursed by the successor owner. Capitalized G&A increased from $300,000 in 2001 to $486,000 in 2002, reflecting additional costs associated with our exploration, development and acquisition activities.

         We recorded an income tax benefit of $340,000 for the three months ended March 31, 2002 compared to an income tax provision of $3,910,000 for the three months ended March 31, 2001. Prima's effective tax rate decreased slightly to 32% in 2002 from 32.6% in 2001. The effective tax rates in both years were less than statutory rates due to permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions and Section 29 tax credits.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an infinite life will no longer be amortized. These assets will be reviewed for impairment on a periodic basis. This statement was effective for the Company in the first quarter of 2002. The adoption of this statement has not had a material effect on our financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 provides the accounting requirements for retirement obligations associated with long-lived assets and requires the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying costs of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. We are currently assessing, but have not yet determined, the impact of SFAS No. 143 on our financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally is to be applied prospectively. The adoption of this statement has not had a material effect on our financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks relate to changes in prices received on our sales of natural gas and oil production. We periodically enter into derivatives contracts to mitigate a portion of this commodity price risk. Such derivatives consist of commodity futures or price swaps (agreements with counterparties to exchange floating prices for fixed prices), and options on such futures or price swaps. These instruments reduce our exposure to decreases in gas and oil prices, or increases in differentials between NYMEX and Rocky Mountain gas prices, but they also generally limit the benefits realized from increases in prices or narrowing of basis differentials. By hedging only a portion of our exposure to changes in prices, we are able to benefit from increases in gas and oil prices or improvements in basis differentials, but we remain exposed to market risk on the portion of our production not covered by such derivatives. Prima also retains risks related to the ineffective portion of its derivatives instruments, when applicable.

          We have entered into derivatives contracts that are intended to offset risks associated with downward price movements in benchmark NYMEX gas and oil prices, and basis swaps to offset risks of increases in the differential between NYMEX and Rocky Mountain gas prices. These derivatives positions represent cash flow hedges that are determined to be qualifying or non-qualifying for hedge accounting treatment in accordance with the provisions of SFAS 133. See Derivatives Transactions in Notes to Consolidated Financial Statements for additional information with respect to our derivatives and related accounting policies.

         All derivatives transactions are executed by personnel who have appropriate skills, experience and supervision. The personnel involved in these activities must follow prescribed trading limits and parameters that are regularly reviewed by Prima's Chief Executive Officer. All derivatives transactions are approved by Prima's Chief Executive Officer before being entered into and significant transactions are reviewed by Prima's Board of Directors. We utilize only conventional derivatives instruments and attempt to manage credit risk by entering into derivatives contracts only with financial institutions that are believed to be reputable and which carry an investment grade rating.

           We closed certain derivative instruments between April 1, 2002 and May 6, 2002, for net realized losses totaling $445,000. As of May 6, 2002, open oil and gas derivative instruments showed net unrealized losses of $1,689,000, as follows:

                                                         Market         Total Volumes     Contract      Unrealized
Time Period                                              Index             (MMBtu)         Price        Gain (Loss)
                                                         ------        -------------     ---------      ----------
Natural Gas Futures
     June 2002 ...................................       NYMEX               500,000       $3.1414       $ (227,000)
     July - September 2002 .......................       NYMEX             1,500,000        3.1869         (722,000)
     October - December 2002 .....................       NYMEX               700,000        3.2757         (365,000)
     January - February 2003 .....................       NYMEX               200,000        3.5905         (123,000)

Crude Oil Futures
     June 2002 ...................................       NYMEX                15,000         21.60          (68,000)
     July - September 2002 .......................       NYMEX                45,000         21.45         (184,000)
                                                                                                         ----------

Total Unrealized Losses ..........................                                                       $1,689,000
                                                                                                         ==========

         Certain information regarding our market risks is provided below. Investors and other users are cautioned to avoid simplistic use of these disclosures. Users should realize that the actual impact of future commodity price movements will likely differ from the amounts disclosed below due to ongoing changes in risk exposure levels and concurrent adjustments to positions. It is not possible to accurately predict future movements in natural gas and oil prices.

         During the first quarter of 2002, Prima sold 90,000 barrels of oil. A hypothetical decrease of $2.16 per barrel (10% of average first quarter prices excluding hedging transactions) would have decreased our production revenues by $194,000 for that period. Prima sold 2,103,000 Mcf of natural gas during the first quarter of 2002. A hypothetical decrease of $0.19 per Mcf (10% of average first quarter prices excluding hedging transactions) would have decreased our production revenues by $400,000 for that period.

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Report contains "forward-looking statements" which are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words "anticipate," "expect," "plan," "believe," or "intend" and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by Prima's management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors that are believed to be appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liabilities, delays and associated costs imposed by government regulation (including environmental regulation); the need to develop and replace Prima's oil and natural gas reserves; the substantial capital expenditures required to fund operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explanation of these various factors, see "Cautionary Statement for the Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" included in Prima's Annual Report on Form 10-K for the year ended December 31, 2001, beginning on page 19.

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

     3 Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated June 30, 2001.)

     4 Rights Agreement dated as of May 23, 2001, between Prima Energy Corporation and Computershare Trust Company, Inc., as Rights Agent, including the form of Certificate of Designation, Powers, Preferences and Rights of Series A Participating Preferred Stock dated May 29, 2001, as Exhibit A, the Form of Right Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Current Report on Form 8-K for Prima Energy Corporation dated May 23, 2001.)

     10.1         Prima Energy Corporation Non-Employee Directors' Stock Option
                  Plan.

     10.2         Prima Energy Corporation 2001 Stock Incentive Plan.

         (b)   Reports on Form 8-K

          During the quarter ended and subsequent to March 31, 2002, the Company filed the following reports on Form 8-K:

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


                                         PRIMA ENERGY CORPORATION
                                              (Registrant)



Date          May 13, 2002               By  /s/  Richard H. Lewis
      ---------------------------            ----------------------------------
                                         Richard H. Lewis,
                                         President and Chief Executive Officer


Date          May 13, 2002               By  /s/  Neil L. Stenbuck
      ---------------------------            ------------------------------
                                         Neil L. Stenbuck,
                                         Executive Vice President and Chief
                                         Financial Officer

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                          DESCRIPTION
  -------                         -----------
     10.1         Prima Energy Corporation Non-Employee Directors' Stock Option
                  Plan.

     10.2         Prima Energy Corporation 2001 Stock Incentive Plan.