Form 10-Q
period 2004-03-31
PRIMA ENERGY CORP
filed 2004-05-10
CIK 318107

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [x]   No [   ]

As of April 30, 2004, the Registrant had 12,980,192 shares of Common Stock, $0.015 Par Value, outstanding.

PRIMA ENERGY CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRIMA ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$50,359,000	$55,918,000
Available for sale securities, at market	11,038,000	1,274,000
Receivables (net of allowance for doubtful accounts: 3/31/04 $303,000; 12/31/03 $304,000)	12,055,000	10,759,000
Tubular goods inventory	1,503,000	1,012,000
Other	2,115,000	938,000

Total current assets	77,070,000	69,901,000

OIL AND GAS PROPERTIES, at cost, accounted for using the full cost method	187,940,000	177,892,000
Less accumulated depreciation, depletion and amortization	(80,879,000)	(76,478,000)

Oil and gas properties — net	107,061,000	101,414,000

PROPERTY AND EQUIPMENT, at cost
Oilfield service equipment	9,868,000	9,737,000
Furniture and equipment	747,000	713,000
Field office, shop and land	451,000	451,000

	11,066,000	10,901,000
Less accumulated depreciation	(6,404,000)	(6,183,000)

Property and equipment — net	4,662,000	4,718,000

OTHER ASSETS	1,185,000	1,184,000

	$189,978,000	$177,217,000

See accompanying notes to unaudited consolidated financial statements.

PRIMA ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS (cont’d.)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$3,613,000	$3,722,000
Amounts payable to oil and gas property owners	3,168,000	2,620,000
Ad valorem and production taxes payable	3,177,000	3,477,000
Accrued and other liabilities	1,719,000	1,951,000
Derivatives, at fair value	4,503,000	1,983,000

Total current liabilities	16,180,000	13,753,000
AD VALOREM TAXES, non-current	5,034,000	3,634,000
ASSET RETIREMENT OBLIGATIONS	2,064,000	1,903,000
DEFERRED TAX LIABILITY	30,228,000	27,251,000

Total liabilities	53,506,000	46,541,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 2,000,000 shares authorized; no shares issued	—	—
Common stock, $0.015 par value, 35,000,000 shares authorized; 13,324,198 and 13,312,548 shares issued	200,000	200,000
Additional paid-in capital	8,685,000	8,455,000
Retained earnings	138,107,000	131,265,000
Accumulated other comprehensive loss	(2,874,000)	(1,598,000)
Treasury stock, 348,406 shares at cost	(7,646,000)	(7,646,000)

Total stockholders’ equity	136,472,000	130,676,000

	$189,978,000	$177,217,000

See accompanying notes to unaudited consolidated financial statements.

PRIMA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
REVENUES
Oil and gas sales	$17,660,000	$12,212,000
Gains on derivatives instruments, net	318,000	1,354,000
Oilfield services	2,485,000	1,939,000
Interest, dividend and other income	181,000	105,000

	20,644,000	15,610,000

EXPENSES
Depreciation, depletion and amortization:
Depletion of oil and gas properties	4,441,000	3,135,000
Depreciation of property and equipment	254,000	284,000
Lease operating expense	991,000	941,000
Ad valorem and production taxes	1,863,000	1,234,000
Cost of oilfield services	1,719,000	1,739,000
General and administrative	994,000	848,000

	10,262,000	8,181,000

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	10,382,000	7,429,000
Provision for Income Taxes	3,540,000	2,450,000

Net Income Before Cumulative Effect of Change in Accounting Principle	6,842,000	4,979,000
Cumulative Effect of Change in Accounting Principle	—	403,000

NET INCOME	$6,842,000	$5,382,000

Basic Net Income per Share Before Cumulative Effect of Change in Accounting Principle	$0.53	$0.39
Cumulative Effect of Change in Accounting Principle	—	0.03

BASIC NET INCOME PER SHARE	$0.53	$0.42

Diluted Net Income per Share Before Cumulative Effect of Change in Accounting Principle	$0.52	$0.38
Cumulative Effect of Change in Accounting Principle	—	0.03

DILUTED NET INCOME PER SHARE	$0.52	$0.41

Weighted Average Common Shares Outstanding	12,964,819	12,820,817

Weighted Average Common Shares Outstanding Assuming Dilution	13,271,725	13,167,300

See accompanying notes to unaudited consolidated financial statements.

PRIMA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
Net income	$6,842,000	$5,382,000

Other comprehensive income (loss):
Change in fair value of hedges	(3,158,000)	(195,000)
Reclassification adjustment for realized losses on hedges included in net income	1,174,000	638,000
Deferred income tax expense related to change in fair value of hedges	734,000	(164,000)
Change in fair value of available-for-sale securities	(1,000)	27,000
Reclassification adjustment for realized gains included in net income	(41,000)	—
Deferred income tax expense related to change in fair value of available-for-sale securities	16,000	(10,000)

	(1,276,000)	296,000

COMPREHENSIVE INCOME	$5,566,000	$5,678,000

See accompanying notes to unaudited consolidated financial statements.

PRIMA ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$6,842,000	$5,382,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,695,000	3,419,000
Cumulative effect of change in accounting principle	—	(403,000)
Deferred income taxes	2,451,000	1,539,000
Unrealized (gains) losses on derivatives instruments	536,000	(910,000)
Other	44,000	169,000
Changes in operating assets and liabilities:
Receivables	(1,296,000)	(1,982,000)
Inventory	(491,000)	(3,000)
Other current assets	98,000	(56,000)
Accounts payable and payables to owners	439,000	(2,812,000)
Production taxes payable	1,100,000	1,152,000
Accrued and other liabilities	(232,000)	8,000

Net cash provided by operating activities	14,186,000	5,503,000

INVESTING ACTIVITIES
Additions to oil and gas properties	(10,131,000)	(3,952,000)
Purchases of available for sale securities	(10,313,000)	(57,000)
Proceeds from sales of oil & gas properties	258,000	1,293,000
Purchases of other property	(253,000)	(252,000)
Proceeds from sales of available for sale securities	549,000	—
Proceeds from sales of other property	5,000	65,000

Net cash used in investing activities	(19,885,000)	(2,903,000)

FINANCING ACTIVITIES
Proceeds from common stock issued	140,000	17,000
Treasury stock purchased	—	(858,000)

Net cash provided by (used in) financing activities	140,000	(841,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,559,000)	1,759,000
CASH AND CASH EQUIVALENTS, beginning of period	55,918,000	36,263,000

CASH AND CASH EQUIVALENTS, end of period	$50,359,000	$38,022,000

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

     Financial information presented herein as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 is unaudited but reflects all adjustments that we believe are necessary to fairly present Prima’s financial position, results of operations and cash flows for the periods shown. Such adjustments consist only of normal recurring accruals. Certain prior-year amounts have also been reclassified to conform to classifications reflected as of March 31, 2004. Results for interim periods are not necessarily indicative of results to be expected for our full fiscal year ending December 31, 2004.

     The consolidated financial statements presented in this Form 10-Q should be read in conjunction with the Notes to Consolidated Financial Statements that were included in Prima’s Annual Report on Form 10-K filed for the year ended December 31, 2003.

2. ASSET RETIREMENT OBLIGATIONS

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized in the period in which it is incurred. Oil and gas producing companies typically incur such liabilities upon drilling or acquiring wells. Under the method prescribed by SFAS No. 143, an asset retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase in property cost. The corresponding property cost, less the estimated undiscounted salvage value, is then included in the calculation of depletion cost for oil and gas properties. Periodic accretion of discount of the estimated liability is also recorded in the income statement. Prior to adoption of SFAS No. 143, we accrued for any estimated asset retirement obligation, net of estimated salvage value, as part of our calculation of depletion, depreciation and amortization. Under this method, the estimated net cost of the obligation would be recognized over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance. Based on our experience that salvage values have generally equaled or exceeded abandonment costs for the types of properties that Prima has owned to date, such net costs have been negligible.

     Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable laws and regulations. We have determined our asset retirement obligation by calculating the present value of estimated future cash flows related to the liability. Our adoption of

SFAS No. 143 as of January 1, 2003 resulted in the recognition of an increase in the carrying value of our oil and gas properties of $2,252,000, an increase in our deferred tax liability of $217,000, an increase in other non-current liabilities of $1,632,000, and a net-of-tax adjustment increasing net income by $403,000, which was recorded as the cumulative effect of a change in accounting principle. A reconciliation of Prima’s liability for the three months ended March 31, 2004 and 2003 is as follows:

	2004	2003
Balance, January 1	$1,903,000	$1,632,000
Liabilities incurred	120,000	—
Liabilities settled	—	—
Accretion expense	41,000	32,000
Revision to estimate	—	—

Balance, March 31	$2,064,000	$1,664,000

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

     Giving consideration to our current sources of oil and gas production, we have determined that, swaps, collars, puts or floors that are based on NYMEX oil prices or Rocky Mountain gas prices qualify as effective cash flow hedges. Derivatives based on NYMEX gas prices will not qualify unless we have entered into corresponding transactions to hedge basis differentials between NYMEX and Rocky Mountain indices. In addition, stand-alone basis-differential swaps and sales of call options do not qualify for hedge accounting.

     In the first quarter of 2004, $1,174,000 of losses on derivative transactions that qualified for hedge accounting were included in oil and gas sales. In the first quarter of 2003, $638,000 of similar losses were included in oil and gas sales. First quarter 2004 revenues also included $318,000 of net gains recognized on ineffective hedges, including unrealized gains resulting from mark-to-market valuations at the end of the period. In the first quarter of the prior year, we reported net gains of $1,354,000 on similar contracts.

     As of March 31, 2004, Prima had recorded a current liability of $4,503,000, representing the aggregate unrealized mark-to-market losses for its open derivative positions at that date. These positions are summarized below:

	Market	Total Volumes in	Contract
Product and Time Period	Index	MMBtu or Bbls	Price	Fair Value
Natural Gas:
May – October 2004	NW Rockies	4,200,000	$4.41	$(3,737,000)
November 2004	CIG	350,000	4.00	(489,000)
Oil:
May – September 2004	NYMEX	75,000	31.14	(277,000)

Total Net Fair Value				$(4,503,000)

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

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted net income per share for the quarters ended March 31, 2004 and 2003.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Quarter Ended March 31, 2004:
Basic Net Income per Share	$6,842,000	12,964,819	$0.53

Effect of Stock Options	—	306,906

Diluted Net Income per Share	$6,842,000	13,271,725	$0.52

Quarter Ended March 31, 2003:
Basic Net Income per Share	$5,382,000	12,820,817	$0.42

Effect of Stock Options	—	346,483

Diluted Net Income per Share	$5,382,000	13,167,300	$0.41

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

	Three Months Ended
	March 31,
	2004	2003
Net Income
As reported	$6,842,000	$5,382,000
Pro forma	$6,586,000	$5,128,000
Basic Net Income Per Share
As reported	$0.53	$0.42
Pro forma	$0.51	$0.40
Diluted Net Income Per Share
As reported	$0.52	$0.41
Pro forma	$0.50	$0.39

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

	Three Months Ended
	March 31,
	2004	2003
Revenues
Oil & gas (including derivative effects)	$17,978,000	$13,566,000
Oilfield services	3,259,000	2,323,000

	21,237,000	15,889,000
Corporate	181,000	105,000
Intersegment eliminations	(774,000)	(384,000)

Total Revenues	$20,644,000	$15,610,000

Operating Earnings
Oil & gas (including derivative effects)	$10,683,000	$8,256,000
Oilfield services	698,000	19,000

	11,381,000	8,275,000
Corporate	(870,000)	(803,000)
Intersegment eliminations	(129,000)	(43,000)

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	$10,382,000	$7,429,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding Prima’s financial position at March 31, 2004, its results of operations for the three-month periods ended March 31, 2004 and March 31, 2003, and our assessment of Prima’s liquidity and capital resources.

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

     Cash flow from operations before changes in operating assets and liabilities totaled $14,568,000 in the first quarter of 2004, compared to $9,196,000 in the first quarter of 2003. (This is a non-GAAP financial measure derived from net cash provided by operating activities; see “Reconciliation of Non-GAAP Financial Measure” in table below.) We also received cash proceeds totaling $258,000 from the sale of oil and gas properties. During the first quarter of 2004, we invested $10,131,000 in oil and gas properties, including $9,891,000 for well costs and other development activities, primarily in the D-J Basin and on CBM properties in the Powder River Basin. Our net working capital increased from $56,148,000 at the end of 2003 to $60,890,000 at March 31, 2004, and included $61,397,000 of cash equivalents and short-term investments at the end of March 2004. Prima also continues to be free of long-term debt.

     We currently anticipate investing approximately $45 million on property and equipment during 2004, excluding acquisitions which are unbudgeted. Projected activities for the full year include: drilling approximately 35 wells and re-fracturing or re-completing approximately 50 wells in the D-J Basin; drilling an estimated 150 CBM wells in the Powder River Basin and hooking up most of these and 130 previously-drilled CBM wells; participation in up to six wells in the Cave Gulch area; and certain exploratory activities, including operations on Prima’s Coyote Flats Prospect in Utah. We intend to focus current year CBM activities on drilling additional wells to further develop the Porcupine-Tuit field, which is producing from a relatively shallow Wyodak coal, and operations to evaluate and develop deeper unproved coals within our Kingsbury, Cedar Draw, North Shell Draw and Wild Turkey project areas.

     During the quarter ended March 31, 2004, our D-J Basin operations included drilling and completing ten gross (10 net) wells, completing two gross (2 net) wells that were drilled last year, and re-fracturing 23 gross (21.8 net) wells. Our Powder River Basin activities included drilling 14 gross (14 net) wells, deepening eight gross (8 net) wells and installing equipment, flow lines and related facilities in the North Shell Draw and Kingsbury project areas in preparation for tie-in to a gathering system later this year. We also installed additional compression equipment to bolster production rates from our 86 producing CBM wells in the Porcupine-Tuit area. Benefits began to be partially realized in April 2004 and gross production at Porcupine-Tuit at the end of that month aggregated approximately 26,000 Mcf per day, compared to an average of 24,000 Mcf per day in the first quarter of 2004 (Prima’s net revenue interests at Porcupine-Tuit average approximately 78%).

     Prima also recently participated with a 6.3% working interest in completion operations to test the over-pressured Lance formation in the Sage Flat Federal #17-20 well on the Merna Prospect, in the northern Green River Basin. Flow rates were uneconomic after the well was stimulated and Prima expects the operator to plug and abandon the well. We own an average 35% working interest in 74,000 gross acres in the greater Merna area and have received recent expressions of interest from other operators for conducting additional drilling in the area to continue to test the play.

     In addition to investments in oil and gas properties, we utilized $253,000 for acquisitions of other property and equipment during the recent quarter. No shares of treasury stock were acquired during the period, but approximately 291,000 shares of Prima’s common stock remain subject to purchase under an existing authorization from our Board of Directors.

     We have previously reported an estimate that our oil and gas production in 2004 will aggregate between 15.6 Bcfe and 16.1 Bcfe. No adjustment of that estimate is believed to be warranted at the present time. Approximately 40% of current year production is projected to come from Powder River Basin CBM properties. Most of this is expected to be derived from currently producing Porcupine-Tuit wells that will exhibit depletion-related declines during the year. Contributions from new wells in the Powder River Basin are expected to begin during the third or fourth quarter and increase as de-watering occurs. Overall, excluding acquisitions or discoveries, Prima’s net production is projected to decline through late this year or early next year, when increasing contributions from new CBM wells are expected to offset declines from other wells, particularly Porcupine-Tuit.

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

     As of May 5, 2004, average prices for the CIG monthly index that have been published for 2004 (January through May) plus the average of CIG prices quoted for the remainder of 2004 in futures markets combined to average $5.25 per MMBtu of natural gas. This compares to average closing prices for the CIG monthly index during 2003 of $4.04 per MMBtu of natural gas. There is no assurance, however, that prices reflected in futures markets will actually be realized, except to the extent that fixed price or hedging contracts are entered into.

     As of the close of business on May 5, 2004, we had open contracts for forward sales of 5,050,000 MMBtu of natural gas and 160,000 barrels of crude oil, as well as certain basis differential contracts. These positions relate to the period from June 2004 through March 2005 and are summarized in Item 3, Part I of this report.

     We plan to fund our planned current year exploration, development, and exploitation operations, the expansion of our service companies, and any re-purchases of common stock with cash provided by operating activities and existing working capital. We also regularly review opportunities for acquisition of assets or companies related to the oil and gas industry that could expand or enhance our existing business. If a sufficiently large transaction is consummated, it could involve the incurrence of debt or issuance of equity securities.

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

	Three Months Ended
	March 31,
	2004	2003
Net cash provided by operating activities	$14,186,000	$5,503,000
Net changes in operating assets and liabilities	382,000	3,693,000

Cash flow from operations before changes in operating assets and liabilities	$14,568,000	$9,196,000

Results of Operations

     As noted, our primary source of revenues is the sale of oil and natural gas production. Because of significant fluctuations in oil and natural gas prices and variances in production volumes, our operating results for any period are not necessarily indicative of future operating results. Oil and gas prices have historically been volatile and are likely to continue to be volatile. Prices are affected by, among other things, market supply and demand factors, market uncertainty, and actions of the United States and foreign governments and international cartels. These factors are beyond our control. Our revenues, cash flows, earnings and operations are adversely affected when oil and gas prices decline. Natural gas has typically represented approximately 80% of our total oil and gas production mix. After reaching record high levels early in 2001, gas prices declined significantly until early 2003 when prices again approached record levels, and prices have generally remained at favorable levels into 2004. These price movements have significantly impacted our operating results. We cannot accurately predict future oil and natural gas prices, but historically oil and gas supply and demand have responded to changes in price levels to correct from short-lived extreme levels of high or low prices.

     In addition to factors affecting global or national markets for oil and natural gas, our business is subject to regional influences on natural gas markets. Gas production in the Rocky Mountain area, where Prima’s producing properties are located, generally exceeds regional consumption needs and the surplus is transported via pipelines to other markets. Rocky Mountain gas has typically sold for a lower price than gas produced in the Gulf Coast region or in areas closer to major consumption markets that rely on gas delivered from outside the region. The size of the discount has varied widely based on seasonal factors, structural factors, and other supply and demand influences. From 1991 through 2003, CIG gas prices averaged approximately $0.65 per MMBtu less than the average for gas at Henry Hub, but the amount of this discount ranged on an annual basis between $0.26 (1999) and $1.40 (2003), and monthly variances in index prices ranged from an $0.11 premium (January 1993) to a $4.27 discount (March 2003). Basis differentials widened considerably beginning in May 2002, resulting in depressed regional prices for Rocky Mountain gas for several months despite relatively strong gas prices in other areas of the country. In early 2003, Rocky Mountain gas prices improved but basis differentials remained wide, as prices in other regions increased as much or more. Beginning in May 2003, when significant expansions in pipeline capacity were completed and placed in service, basis differentials began to significantly narrow. NYMEX-versus-CIG differentials during the four calendar quarters of 2003 averaged sequentially $2.82, $1.51, $0.81 and $0.47. During the first quarter of 2004, the basis differential averaged $0.82 and recent forward market quotes indicate expectations of average differentials during the next year of approximately $0.70 to $0.80. Future basis differentials, which we expect to have an important impact on our operating results, may vary substantially from the current indications on futures markets due to a number of factors, including but not limited to, the timing, size and location of pipeline expansions and the timing, size and location of changes in regional gas deliverability.

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

     The following table, which presents selected operating data, is followed by discussion of our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Production:
Natural gas (Mcf)	3,493,000	2,795,000
Oil (barrels)	116,000	93,000
Total natural gas equivalents (Mcfe)	4,191,000	3,353,000
Revenue:
Natural gas sales	$13,830,000	$8,993,000
Oil sales	$3,830,000	$3,219,000
Total oil and gas sales	$17,660,000	$12,212,000
Avg. sales price (including hedging effects):
Natural gas (per Mcf)	$3.96	$3.22
Oil (per barrel)	$32.94	$34.60
Total natural gas equivalents (per Mcfe)	$4.21	$3.64
Expenses (per Mcfe):
Depletion of oil & gas properties	$1.06	$0.93
Lease operating expense	$0.24	$0.28
Ad valorem and production taxes	$0.44	$0.37
General and administrative expense	$0.24	$0.25

	$1.98	$1.83

     For the quarter ended March 31, 2004, Prima reported net income of $6,842,000, or $0.52 per diluted share. These operating results compare to first quarter 2003 net income of $5,382,000, or $0.41 per diluted share, including a gain of $403,000, or $0.03 per diluted share, resulting from the cumulative effect of change in accounting principle pursuant to adoption of SFAS 143. Total revenues increased by $5,034,000, from $15,610,000 in the first quarter of 2003 to $20,644,000 in the latest quarter. Total expenses other than income taxes increased by $2,081,000, from $8,181,000 in the first three months of 2003 to $10,262,000 in the recent quarter. These year-over-year changes represent increases of 32% in revenue and 25% in expenses.

     Oil and gas sales in the first quarter of 2004 rose by 45%, to $17,660,000, from $12,212,000 reported for the same period in 2003. This increase was attributable to the combined effects of a 25% year-over-year improvement in production volumes and a 16% increase in average realized prices per equivalent unit of oil and gas production. The overall improvement in revenues also reflected a $546,000, or 28%, increase in revenues from oilfield service operations and a $1,036,000 reduction in gains on commodity derivatives that were not accounted for as hedges.

     Prima’s total production in the first quarter of 2004 of 4,191,000 Mcfe, or approximately 46,000 Mcfe per day, compares to 3,353,000 Mcfe produced in the same quarter of 2003. Our product mix was 83% natural gas and 17% oil in both periods, with volumes of gas and oil both increasing by 25% year-over-year. Gas and oil production in the recent quarter of 3,493,000 Mcf and 116,000 barrels, respectively, compare to 2,795,000 Mcf and 93,000 barrels in the same period last year. The increased gas volumes were primarily due to Powder River Basin CBM operations, which generated net production of 1,781,000 Mcfe in the first quarter of 2004 and 1,144,000 Mcfe in the first quarter of 2003. CBM production in both periods was primarily attributable to the Porcupine-Tuit property, which began producing in the third quarter of 2002 and was inclining through late 2003 as wells de-watered and additional wells were drilled and hooked-up. Higher oil production was attributable to increased drilling and re-frac activity in the D-J Basin, which focused on areas in the Wattenberg Field characterized by relatively low gas-oil ratios.

     Average gas price realizations in the first quarter of 2004 were $3.96 per Mcf, compared to $3.22 in the first quarter of 2003, for an increase of $0.74, or 23%. Average oil price realizations were $32.94 per barrel in the recent quarter and $34.60 in the same period last year, for a decrease of $1.66 per barrel, or 5%. On an energy equivalent basis, the average price received in the latest quarter was $4.21 per Mcfe, or 16% above the $3.64 per Mcfe realized in the prior year period. In the recent quarter, hedging effects reduced realized prices by $0.26 per Mcf of gas, $2.25 per barrel of oil and $0.28 per Mcfe. In the prior year’s quarter, hedging effects reduced average gas prices by $0.24 per Mcf, increased average oil prices by $0.44 per barrel and lowered the average price realized per Mcfe by $0.19. Approximately 78% of Prima’s total oil and gas revenues in 2004 were derived from natural gas sales, compared to 74% in the first quarter of 2003.

     First quarter 2004 revenues included $318,000 of net gains recognized on ineffective hedges, including unrealized gains resulting from mark-to-market valuations at the end of the period. These ineffective hedges consisted of contracts for forward sales of NYMEX natural gas or stand-alone basis differential hedges, which do not qualify as effective cash flow hedges. In the first quarter of the prior year, we reported net gains of $1,354,000 on similar contracts.

     Depletion expense reported for 2004 was $4,441,000, including $41,000 of accretion expense for estimated future asset retirement obligations, in accordance with SFAS 143. The rate of $1.06 per Mcfe of oil and gas production in 2004 compares to $0.93 per Mcfe in 2003, which included $32,000 of accretion expense. Depreciation of other fixed assets, which include service equipment, office furniture and equipment, and buildings, totaled $254,000 and $284,000 for the first quarters of 2004 and 2003, respectively.

     Lease operating expenses (“LOE”) totaled $991,000 for the three months ended March 31, 2004 compared to $941,000 for the three months ended March 31, 2003, an increase of $50,000 or 5%. Additional costs were largely attributable to new production from CBM wells, and LOE decreased per unit-of-production, from $0.28 per Mcfe in the first quarter of 2003 to $0.24 per Mcfe in the recent quarter. Ad valorem and other production taxes totaled $1,863,000 and $1,234,000 for the same periods, an increase of $629,000. Production taxes averaged $0.44 and $0.37 per Mcfe in the 2004 and 2003 quarters, respectively, reflecting both higher product prices in 2004 and an increased portion of sales attributable to properties in Wyoming, where severance tax rates are higher than in Colorado. Total lifting costs (LOE plus ad valorem and production taxes) were 16% of oil and gas revenues in the first quarter of 2004 compared to 18% in the first quarter of 2003.

     Oilfield services include the operations of Action Oilfield Services, Inc. (Colorado) and Action Energy Services (Wyoming), wholly owned subsidiaries. Related revenues include well servicing fees from completion and swab rigs, CBM drilling rigs, trucking, water hauling, equipment rentals, and other related activities. Services are provided to both Prima and unaffiliated third parties, but billings on Prima-operated properties are eliminated in consolidation. Reported oilfield service revenues and expenses for the quarter ended March 31, 2004 were $2,485,000 and $1,719,000, respectively, for a gross margin of $766,000. In the same quarter last year, reported oilfield service revenues and expenses totaled $1,939,000 and $1,739,000, respectively, for a gross margin of $200,000. Revenues and costs related to services provided on Prima-operated properties represented approximately 24% of the service companies’ revenues in the 2004-period compared to 17% in the same quarter last year. The 28% year-over-year increase in reported revenues, despite the increased portion of work conducted on behalf of Prima, reflected higher utilization and billing rates in response to greater demand. The 1% reduction in costs reflected the increased amount eliminated in consolidation, due to the greater portion of work performed for Prima, and changes in the mix of activities conducted for Prima and other operators.

     General and administrative expenses (“G&A”), net of third party reimbursements and amounts capitalized, were $994,000 for the three months ended March 31, 2004 compared to $848,000 for the three months ended March 31, 2003. Net G&A increased $146,000 or 17%, primarily due to staff expansions. These costs were partially offset by third-party reimbursements of management and operator fees that increased from $114,000 in 2003 to $131,000 in 2004, and capitalized G&A that increased from $531,000 in 2003 to $633,000 in 2004.

     We recorded an income tax provision of $3,540,000 for the three months ended March 31, 2004 compared to $2,450,000 for the three months ended March 31, 2003. Prima’s effective tax rates were 34% in 2004 and 33% in 2003. The effective tax rates in both years were less than statutory rates due to permanent differences in financial and taxable income, consisting primarily of statutory depletion deductions.

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

     We closed certain derivative instruments between April 1, 2004 and May 5, 2004, for net realized losses totaling $544,000. As of the close of business on May 5, 2004, open oil and gas derivative instruments showed net unrealized losses of $5,649,000, as follows:

	Market	Total Volumes in	Contract
Product and Time Period	Index	MMBtu or Bbls	Price	Fair Value
Natural Gas Futures
June — December 2004	NW Rockies	4,700,000	$4.74	$(4,545,000)
November 2004	CIG	350,000	4.00	(606,000)
January — March 2005	NYMEX/CIG Basis	(75,000)	0.68	(53,000)
Crude Oil Futures
June 2004 - February 2005	NYMEX	160,000	35.21	(445,000)

Total Net Fair Value				$(5,649,000)

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

     During the first quarter of 2004, Prima sold 116,000 barrels of oil. A hypothetical decrease of $3.52 per barrel (10% of average first quarter prices excluding hedging transactions) would have decreased our production revenues by $408,000 for that period. Prima sold 3,493,000 Mcf of natural gas during the first quarter of 2004. A hypothetical decrease of $0.42 per Mcf (10% of average first quarter prices excluding hedging transactions) would have decreased our production revenues by $1,467,000 for that period.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR”
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of this Report contains “forward-looking statements” which are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to liquidity, financing of operations, capital expenditures budget (both the amount and the source of funds), continued volatility of oil and natural gas prices, future drilling plans and other such matters. The words “anticipate,” “expect,” “plan” or “intend” and similar expressions identify forward-looking statements. Such statements are based on certain assumptions and analyses made by Prima’s management in light of their experience and perceptions of historical trends, current conditions, expected future developments and other factors that are believed to be appropriate in the circumstances. Prima does not undertake to update, revise or correct any of the forward-looking information. Factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements include, but are not limited to, the following: industry conditions; volatility of oil and natural gas prices; hedging activities; operational risks (such as blowouts, fires and loss of production); insurance coverage limitations; potential liabilities, delays and associated costs imposed by government regulation (including environmental regulation); the need to develop and replace Prima’s oil and natural gas reserves; the substantial capital expenditures required to fund operations; risks related to exploration and developmental drilling; and uncertainties about oil and natural gas reserve estimates. For a more complete explanation of these various factors, see “Cautionary Statement for the Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” included in Prima’s Annual Report on Form 10-K for the year ended December 31, 2003, beginning on page 21.

     You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this report, or in the case of documents incorporated by reference, the date of those documents.

PART II. OTHER INFORMATION

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

e)The following table provides information about purchases by the Company during the quarter ended March 31, 2004, of shares of the Company’s common stock, which is the sole class of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

			(c)	(d)
			Total Number of	Maximum Number of
	(a)	(b)	Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
	Shares Purchased	per Share	Announced Program	the Program
01/01/2004 – 01/31/2004	0	$0.00	0	291,263
02/01/2004 – 02/29/2004	0	$0.00	0	291,263
03/01/2004 – 03/31/2004	0	$0.00	0	291,263
Total	0	$0.00	0

     On March 27, 2001, we announced that our board of directors authorized a stock repurchase program whereby we may purchase from time-to-time, in open market transactions or negotiated sales, up to 5% of the shares then outstanding, or 639,669 shares of our common stock. Through June of 2003, we had repurchased a total of 348,406 shares under this program for $7.6 million at a weighted-average price of $21.95 per share. We have not made any purchases under this program since June of 2003. Additional purchases of shares may occur as market conditions warrant. We expect future purchases will be funded with internally generated cash flow or from working capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Document
3.1	Certificate of Incorporation of Prima Energy Corporation, Delaware, as filed August 18, 1988. (Incorporated by reference to Registration of Securities of Certain Successor Issuers on Form 8-B dated January 20, 1989.)

3.2	Certificate of Amendment of Certificate of Incorporation of Prima Energy Corporation filed May 1, 1989. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated June 30, 1989.)

3.3	Bylaws of Prima Energy Corporation. (Incorporated by reference to Registration of Securities of Certain Successor Issuers on Form 8-B dated January 20, 1989.)

3.4	Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated June 30, 1997.)

Exhibit No.	Document
3.5	Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated September 30, 2000.)

3.6	Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated June 30, 2001.)

4.1	Rights Agreement dated as of May 23, 2001, between Prima Energy Corporation and Computershare Trust Company, Inc., as Rights Agent, including the form of Certificate of Designation, Powers, Preferences and Rights of Series A Participating Preferred Stock dated May 29, 2001, as Exhibit A, the Form of Right Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Current Report on Form 8-K for Prima Energy Corporation dated May 23, 2001.)

10.1	Prima Energy Corporation Employee Stock Ownership Plan (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated June 30, 1989.)

10.2	Prima Energy Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated December 31, 1993.)

10.3	Agreement of Lease between Denver-Stellar Associates LP, Landlord and Prima Energy Corporation, Tenant, effective December 1, 2000. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated December 31, 2000.)

10.4	Prima Energy Corporation Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated March 31, 2002.)

10.5	Prima Energy Corporation 2001 Stock Incentive Plan. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated March 31, 2002.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) /15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

                  During the quarter ended March 31, 2004, the Company filed the following reports on Form 8-K:

•	Report dated March 8, 2004, reporting year-end 2003 reserves and production, year 2003 estimated capital expenditures, and an update of commodity hedging transactions.

•	Report dated March 10, 2004, reporting year-end 2003 financial results and providing an update of operating activities and commodity hedging transactions.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMA ENERGY CORPORATION
(Registrant)

Date May 10, 2004	By	/s/ Richard H. Lewis Richard H. Lewis, President and Chief Executive Officer

Date May 10, 2004	By	/s/ Neil L. Stenbuck Neil L. Stenbuck, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
3.1	Certificate of Incorporation of Prima Energy Corporation, Delaware, as filed August 18, 1988. (Incorporated by reference to Registration of Securities of Certain Successor Issuers on Form 8-B dated January 20, 1989.)

3.2	Certificate of Amendment of Certificate of Incorporation of Prima Energy Corporation filed May 1, 1989. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated June 30, 1989.)

3.3	Bylaws of Prima Energy Corporation. (Incorporated by reference to Registration of Securities of Certain Successor Issuers on Form 8-B dated January 20, 1989.)

3.4	Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated June 30, 1997.)

3.5	Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated September 30, 2000.)

3.6	Certificate of Amendment of the Certificate of Incorporation of Prima Energy Corporation. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated June 30, 2001.)

4.1	Rights Agreement dated as of May 23, 2001, between Prima Energy Corporation and Computershare Trust Company, Inc., as Rights Agent, including the form of Certificate of Designation, Powers, Preferences and Rights of Series A Participating Preferred Stock dated May 29, 2001, as Exhibit A, the Form of Right Certificate, as Exhibit B, and the Summary of Rights to Purchase Preferred Shares. (Incorporated by reference to Current Report on Form 8-K for Prima Energy Corporation dated May 23, 2001.)

10.1	Prima Energy Corporation Employee Stock Ownership Plan (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated June 30, 1989.)

10.2	Prima Energy Corporation 1993 Stock Incentive Plan. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated December 31, 1993.)

10.3	Agreement of Lease between Denver-Stellar Associates LP, Landlord and Prima Energy Corporation, Tenant, effective December 1, 2000. (Incorporated by reference to Annual Report on Form 10-K for Prima Energy Corporation dated December 31, 2000.)

10.4	Prima Energy Corporation Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated March 31, 2002.)

10.5	Prima Energy Corporation 2001 Stock Incentive Plan. (Incorporated by reference to Quarterly Report on Form 10-Q for Prima Energy Corporation dated March 31, 2002.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) /15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002